Form 10KSB
period 2002-09-30
CCSB FINANCIAL CORP
filed 2003-02-06
CIK 1189356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to

Commission file number 0-50143

CCSB Financial Corp.

(Exact name of registrant as specified in its charter)

Delaware	32-0034299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1178 West 152 Highway, Liberty, Missouri	64068
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (816) 781-4500

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of class)

Pursuant to Rule 15d-2 of the Act, this annual report contains only financial statements for the fiscal year ended

September 30, 2002.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements:

Pursuant to Rule 15d-2 of the Act, this annual report contains only financial statements for the fiscal year ended September 30, 2002 as the certified financial reports for the year ended September 30, 2002 were not yet available when the Registration Statement on Form SB-2 (File 333-99811) was filed on September 19, 2002, and amended on November 1, 2002.

The financial statements of Clay County Savings and Loan Association (the “Bank”) are included herein. CCSB Financial Corp. (the “Company”) was formed to serve as the holding company for the Bank pursuant to the Bank’s mutual-to-stock conversion. As of September 30, 2002, the Bank had not completed its conversion and, accordingly, the Company had no assets or liabilities. The conversion was completed on January 8, 2003. As part of the stock conversion, the Bank changed its name to Clay County Savings Bank.

(a) (2) Financial Statement Schedules:

All financial statement schedules have been omitted as the information is either inapplicable or not required under the related instructions.

(a) (3) Exhibits:

The following exhibit is filed as part of this report.

Exhibit 99.1—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MICHAEL TROKEY & COMPANY, P.C.

CERTIFIED PUBLIC ACCOUNTANTS

10411 CLAYTON ROAD

ST. LOUIS, MISSOURI 63131

(314) 432-0996

Report of Independent Auditors

The Board of Directors

Clay County Savings and Loan Association

Liberty, Missouri

We have audited the accompanying balance sheets of Clay County Savings and Loan Association as of September 30, 2002 and 2001 and the related statements of operations, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Association’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clay County Savings and Loan Association as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    MICHAEL TROKEY & COMPANY, P.C.

St. Louis, Missouri

December 20, 2002

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

Balance Sheets

September 30, 2002 and 2001

	2002	2001
Assets

Cash and due from banks	$591,525	662,844
Interest-bearing deposits in banks	10,454,147	2,743,029

Total cash and cash equivalents	11,045,672	3,405,873
Certificates of deposit	192,350	450,000
Securities available for sale, at market value (amortized cost of $6,568,681 and $6,263,007, respectively)	6,651,098	6,380,460
Securities held to maturity, at amortized cost (market value of $15,012 and $15,571, respectively)	15,479	15,638
Stock in Federal Home Loan Bank of Des Moines	963,300	963,300
Mortgage-backed securities available for sale, at market value (amortized cost of $3,674,943 and $1,970,512, respectively)	3,703,955	2,002,717
Loans receivable, net of allowance for loan losses of $206,035 and $190,313, respectively	49,902,828	59,277,355
Loans held for sale	471,500	—
Premises and equipment, net	4,307,718	4,398,901
Foreclosed real estate, net	—	132,973
Accrued interest receivable:
Securities	70,582	100,981
Mortgage-backed securities	15,554	12,144
Loans receivable	236,911	329,145
Other assets, including prepaid income taxes of $17,052 in 2001	346,545	178,381

Total assets	$77,923,492	77,647,868

Liabilities and Retained Earnings

Deposits	$64,463,097	58,076,935
Accrued interest on deposits	35,017	51,567
Advances from Federal Home Loan Bank	5,876,719	11,928,736
Advances from borrowers for taxes and insurance	688,062	786,379
Other liabilities	158,828	203,778
Accrued income taxes	16,424	—
Deferred tax liability	132,523	135,521

Total liabilities	71,370,670	71,182,916

Commitments and contingencies
Retained earnings—substantially restricted	6,479,279	6,366,178
Accumulated other comprehensive earnings, net	73,543	98,774

Total retained earnings	6,552,822	6,464,952

Total liabilities and retained earnings	$77,923,492	77,647,868

See accompanying notes to financial statements.

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

Statements of Operations

Years ended September 30, 2002 and 2001

	2002	2001
Interest income:
Loans receivable	$4,016,713	5,011,239
Mortgage-backed securities	103,168	102,080
Securities	377,832	341,305
Other interest-earning assets	149,053	157,674

Total interest income	4,646,766	5,612,298

Interest expense:
Deposits	1,880,415	2,551,155
Borrowings	497,806	1,082,301

Total interest expense	2,378,221	3,633,456

Net interest income	2,268,545	1,978,842
Provision for loan losses	15,474	21,498

Net interest income after provision for loan losses	2,253,071	1,957,344

Noninterest income:
Service charges on deposit accounts	138,532	99,972
Loan service charges	13,297	22,119
Gain on sale of securities available for sale	—	3,281
Gain on sale of premises	—	69,398
Gain on sale of loans	127,021	39,617
Other	16,799	11,463

Total noninterest income	295,649	245,850

Noninterest expense:
Compensation and benefits	1,328,414	1,322,319
Occupancy expense	245,395	253,847
Equipment and data processing expense	355,213	363,123
SAIF deposit insurance premium	11,026	10,615
Supervisory and professional	59,576	58,344
Advertising	65,664	72,986
Loss on sale of foreclosed real estate	4,026	3,060
Correspondent banking charges	54,828	46,190
Other	253,521	242,280

Total noninterest expense	2,377,663	2,372,764

Earnings (loss) before income taxes	171,057	(169,570)

Income taxes:
Current	47,956	(24,654)
Deferred	10,000	(33,000)

Total income taxes	57,956	(57,654)

Net earnings (loss)	$113,101	(111,916)

See accompanying notes to financial statements.

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

Statements of Retained Earnings

Years Ended September 30, 2002 and 2001

	Retained Earnings	Accumulated Other Comprehensive Earnings, Net	Total Retained Earnings

Balance at September 30, 2000	$6,478,094	(28,871)	6,449,223

Net loss	(111,916)	—	(111,916)

Unrealized gain (loss) on securities available for sale, net	—	127,645	127,645

Comprehensive earnings	(111,916)	127,645	15,729

Balance at September 30, 2001	6,366,178	98,774	6,464,952

Net earnings	113,101	—	113,101

Unrealized gain (loss) on securities available for sale, net	—	(25,231)	(25,231)

Comprehensive earnings	113,101	(25,231)	87,870

Balance at September 30, 2002	$6,479,279	73,543	6,552,822

See accompanying notes to financial statements.

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

Statements of Cash Flows

Years Ended September 30, 2002 and 2001

	2002	2001
Cash flows from operating activities:
Net earnings (loss)	$113,101	(111,916)
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization:
Deferred loans fees, net	(49,454)	(43,369)
Premises and equipment	233,446	253,852
Premiums and discounts, net	4,701	(1,562)
(Increase) decrease in accrued interest receivable	119,223	(71,781)
Increase (decrease) in accrued interest on deposits	(16,550)	(9,962)
Provision for loan losses	15,474	21,498
Loans originated for sale	(11,321,220)	(4,752,775)
Proceeds from sale of loans, net	10,971,891	4,792,392
Loss on foreclosed real estate, net	4,026	3,060
Gain on sale of securities available for sale	—	(3,281)
Gain on sale of premises	—	(69,398)
Gain on sale of loans	(122,171)	(39,617)
Change in other assets and other liabilities, net	(186,690)	(9,562)

Net cash provided by operating activities	(234,223)	(42,421)

Cash flows from investing activities:
Net change in loans receivable	9,408,507	4,987,238
Certificates of deposit:
Purchases	(192,350)	(450,000)
Proceeds from maturity	450,000	—
Securities available for sale:
Purchases	(5,091,937)	(3,748,438)
Proceeds from maturity or call	4,748,537	1,500,000
Proceeds from sale	—	253,281
Principal collections	38,832	59,436
Purchase of FHLB stock	—	(103,300)
Mortgage-backed securities available for sale:
Principal payments	887,441	518,814
Purchase	(2,597,520)	(953,490)
Additions to foreclosed real estate, net	128,947	(97,133)
Proceeds from sale of premises	—	134,664
Purchase of premises and equipment	(142,263)	(218,802)

Net cash provided by (used for) investing activities	$7,638,194	1,882,270

(Continued)

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

Statements of Cash Flows

Years Ended September 30, 2002 and 2001

(Continued)

	2002	2001

Cash flows from financing activities:
Net increase (decrease) in deposits	$6,386,162	5,098,096
Proceeds from advances from the FHLB	—	9,919,300
Repayments of advances from the FHLB	(6,052,017)	(15,189,213)
Increase (decrease) in advances from borrowers for taxes and insurance	(98,317)	(57,950)

Net cash provided by (used for) financing activities	235,828	(229,767)

Net increase (decrease) in cash and cash equivalents	7,639,799	1,610,082
Cash and cash equivalents at beginning of year	3,405,873	1,795,791

Cash and cash equivalents at end of year	$11,045,672	3,405,873

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest on deposits and advances from FHLB	$2,394,771	3,643,418
Federal and state income taxes	14,480	(22,911)
Real estate acquired in settlement of loans	$—	—

See accompanying notes to financial statements.

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

Notes to Financial Statements

September 30, 2002 and 2001 and

Years Ended September 30, 2002 and 2001

(1)    Summary of Significant Accounting Policies

The following comprise the significant accounting policies that Clay County Savings and Loan Association (Association) follows in preparing and presenting its financial statements:

a.	For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits in other banks with original maturities of three months or less.

b.	Certificates of deposit are carried at cost, and have original maturities of more than three months.

c.	Securities and mortgage-backed securities (MBSs) classified as available for sale are reported at fair value, with unrealized gains and losses excluded from net earnings and reported in a separate component of retained earnings. Securities and MBSs which the Association has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at cost, adjusted for amortization of premiums and accretion of discounts over the life of the security using the interest method. The Association does not purchase securities and MBSs for trading purposes. The cost of securities sold is determined by specific identification. Stock in the Federal Home Loan Bank of Des Moines is recorded at cost which represents redemption value.

d.	Loans receivable, net are carried at unpaid principal balances, less loans in process, allowance for losses, and net deferred loan fees. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized to interest income over the contractual life of the loan using the interest method. Loans originated and held for sale are carried at the lower of cost or market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Gain on sale of loans is recognized once title has passed to the purchaser; substantially all risks and rewards of ownership have irrevocably passed to the purchaser and recourse obligations, if any, are minor and can be reasonably estimated. The Association presently sells loans without recourse.

e.	Specific valuation allowances are established for impaired loans for the difference between the loan amount and the fair value of collateral less estimated selling costs. The Association determines that a loan is impaired when, based on current information and events, it is probable that the Association will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The types of loans for which impairment is measured include nonaccrual income property loans (excluding loans collectively reviewed for impairment) and troubled debt restructurings. Such loans are placed on nonaccrual status at the point they are deemed uncollectible. Impairment losses are recognized through an increase in the allowance for loan losses. Loans are identified for evaluation based on payment status or internal asset review.

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

Notes to Financial Statements

f.	Allowances for losses are available to absorb losses incurred on loans receivable and represent additions charged to expense, less net charge-offs. In determining the allowance for losses to be maintained, management considers current economic conditions, the Association’s loan portfolio composition and historical loss experience used to estimate probable losses as well as change in the level of classified assets. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral. Management believes that all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate have been recorded as of each balance sheet date.

g.	Servicing assets, included in other assets, are amortized in proportion to, and over the period of, estimated net servicing income. Impairment of servicing assets is assessed based on the fair value of those assets. Fair values are estimated using discounted cash flows based on a current market interest rate. Impairment is measured by stratifying servicing assets based on the interest rate and term of loan. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds fair value. The fair value of recognized servicing assets amounted to $111,754 and $50,677 at September 30, 2002 and September 30, 2001, respectively. Servicing assets of $116,371 and $45,072 were capitalized during the years ended September 30, 2002 and 2001, respectively. Amortization of servicing assets was $55,294 and $19,679 during the years ended September 30, 2002 and 2001, respectively. There were no valuation allowances at September 30, 2002 or 2001.

h.	Premises and equipment, net are carried at cost, less accumulated depreciation. Depreciation of premises and equipment is computed using the straight-line method based on the estimated useful lives of the related assets. Estimated lives are forty years for office buildings, fifteen to forty years for building improvements and three to ten years for furniture and equipment.

i.	Foreclosed real estate held for sale is carried at the lower of cost or fair value less estimated selling costs. Costs relating to improvement of foreclosed real estate are capitalized. Allowance for losses are available to absorb losses incurred on foreclosed real estate and represents additions charged to expense, less net gains or losses. In determining the allowance for losses to be maintained, management evaluates current economic conditions, fair value of the underlying collateral and risk characteristics of foreclosed real estate held for sale.

j.	Interest on securities, certificates of deposit, mortgage-backed securities and loans receivable is accrued as earned. Interest on loans receivable is excluded from income when considered uncollectible.

k.	Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that will more likely than not be realized. Income tax expense is the tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

Notes to Financial Statements

(2)	Risks and Uncertainties

The Association is a community oriented financial institution, which provides traditional financial services within the areas it serves. The Association is engaged primarily in the business of attracting deposits from the general public and using these funds to originate one- to four-family residential mortgage loans located primarily in Clay County and Platte County, Missouri. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions, which affect the reported amounts of assets and liabilities as of the balance sheet dates and income and expenses for the periods covered. Actual results could differ significantly from these estimates and assumptions.

The Association’s operations are affected by interest rate risk, credit risk, market risk and regulations by the Office of Thrift Supervision (OTS). The Association is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice more rapidly, or on a different basis, than its interest-earning assets. The Association uses a net market value methodology provided by the OTS to measure its interest rate risk exposure. This exposure is a measure of the potential decline in the net portfolio value of the Association based upon the effect of an increase or decrease in interest rates in 100 basis point increments. Net portfolio value is the expected net cash flows from the institution’s assets, liabilities and off-balance-sheet contracts. Credit risk is the risk of default on the Association’s loan portfolio that results from the borrowers’ inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Association. The Association is subject to periodic examination by regulatory agencies, which may require the Association to record increases in the allowances based on their evaluation of available information. There can be no assurance that the Association’s regulators will not require further increases to the allowances.

(3)	Securities

Securities are summarized as follows:

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Debt securities available for sale —
Federal agency obligations maturing:
Within one year	$500,000	11,550	—	511,550
After one through five years	4,842,793	73,272	—	4,916,065
SBA loan pool	225,888	—	(4,417)	221,471

	5,568,681	84,822	(4,417)	5,649,086

Equity securities available for sale —
AMF Adjustable Rate Mortgage Fund	1,000,000	2,012	—	1,002,012

	$6,568,681	86,834	(4,417)	6,651,098

Debt securities held to maturity:
Municipal obligations maturing after one through five years	$15,479	—	(467)	15,012

Weighted-average rate	4.57%

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

Notes to Financial Statements

	2001
	Amortized Cost	Gains Unrealized Gains	Gross Unrealized Losses	Market Value
Debt securities available for sale—
Federal agency obligations maturing:
Within one year	$499,819	12,335	—	512,154
After one through five years	3,750,000	101,066	—	3,851,066
After five through ten years	748,469	5,283	—	753,752
SBA loan pool	264,719	—	(2,237)	262,482

	5,263,007	118,684	(2,237)	5,379,454
Equity securities available for sale—
AMF Adjustable Rate Mortgage Fund	1,000,000	1,006	—	1,001,006

	$6,263,007	119,690	(2,237)	6,380,460

Debt securities held to maturity:
Municipal obligations maturing after one through five years	$15,638	—	(67)	15,571

Weighted-average rate	$5.57%

Securities with a market value of $2,785,075 were pledged to secure certain savings deposits in excess of federal deposit insurance limitations at September 30, 2002. During 2001, proceeds from sale and gain on sale of securities available for sale amounted to $253,281 and $3,281, respectively.

(4)	Mortgage-backed Securities

Mortgage-backed securities available for sale are summarized as follows:

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available for sale:
FNMA	$403,456	9,345	—	412,801
FHLMC	544,144	11,794	—	555,938
GNMA	2,727,343	14,496	(6,623)	2,735,216

	$3,674,943	35,635	(6,623)	3,703,955

Weighted-average rate	4.59%

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

Notes to Financial Statements

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Available for sale:
FNMA	$787,808	12,417	—	800,225
FHLMC	186,596	6,462	—	193,058
GNMA	996,108	14,236	(910)	1,009,434

	$1,970,512	33,115	(910)	2,002,717

Weighted-average rate	6.15%

Adjustable-rate mortgage-backed securities amounted to $3,377,573 and $1,649,142 at September 30, 2002 and 2001, respectively.

(5)	Loans Receivable, Net

Loans receivable, net are summarized as follows:

	2002	2001

Real estate loans:
Single-family, 1-4 units	$39,173,333	45,619,912
Multi-family, 5 or more units	1,549,855	1,208,512
Construction	3,783,189	9,715,949
Commercial	3,707,603	2,524,978
Consumer loans	2,808,160	2,682,168
Commercial non-real estate loans	554,794	208,041
Loans secured by deposits	175,692	360,103

	51,752,626	62,319,663
Allowance for losses	(206,035)	(190,313)
Loans in process	(1,624,220)	(2,815,047)
Deferred loan fees, net	(19,543)	(36,948)

	$49,902,828	59,277,355

Weighted-average rate	6.89%	7.81%

Loans serviced for others amounted to $18,243,915 and $9,980,381 at September 30, 2002 and 2001, respectively. Adjustable-rate loans included in the loan portfolio amounted to $31,323,706 and $31,078,182 at September 30, 2002 and 2001, respectively. Real estate construction loans are secured primarily by single-family residences.

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

Notes to Financial Statements

Commercial real estate loans consist of the following:

	2002	2001
Retail/office buildings	$1,995,291	2,078,067
Strip shopping center	443,966	446,911
Land	900,190	—
Other	368,156	—

	$3,707,603	2,524,978

Following is a summary of activity in allowance for losses:

	2002	2001
Balance, beginning of year	$190,313	175,587
Loan charge-offs	(2,552)	(6,772)
Loan recoveries	2,800	—
Provision charged to expense	15,474	21,498

Balance, end of year	$206,035	190,313

Following is a summary of loans to directors, executive officers and associates of such persons in excess of $60,000 in the aggregate for the year ended September 30, 2002:

Balance, beginning of year	$ 718,587
Additions	928,518
Repayments	(1,042,935)

Balance, end of year	$ 604,170

These loans were made on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons. The Association sold a residence to the President of the Association and recognized a gain of $69,398 during 2001. The purchase price was determined by an independent appraisal. The Association originated a loan to finance the transaction after receiving a down payment of approximately 20% of the purchase price. The loan was subsequently sold in the secondary market.

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

Notes to Financial Statements

(6)	Premises and Equipment, Net

Premises and equipment, net are summarized as follows:

	2002	2001
Land	$685,257	685,257
Office buildings and improvements	3,774,397	3,737,076
Furniture and equipment	891,632	880,819
Automobile	28,515	28,515

	5,379,801	5,331,667
Less accumulated depreciation	1,072,083	932,766

	$4,307,718	4,398,901

Depreciation expense for the years ended September 30, 2002 and 2001 was $233,446 and $253,852 respectively.

(7)	Foreclosed Real Estate Held for Sale, Net

Following is a summary of activity in allowance for losses:

	2002	2001
Balance, beginning of year	$5,178	0
Charge-offs, net of gain on sale	(9,204)	2,118
Loss (gain) charged to operations	4,026	3,060

Balance, end of year	$0	5,178

(8)	Deposits

Deposits are summarized as follows:

Description and interest rate	2002	2001
Non-interest bearing NOW accounts	$2,196,491	1,071,436
NOW accounts, 1.04% and 2.10%, respectively	6,653,015	6,254,786
Passbook accounts, 1.26% and 2.65%, respectively	5,695,109	4,849,202
Money market deposit accounts, 1.74% and 3.42%	14,389,441	9,244,257

Total transaction accounts	28,934,056	21,419,681

Certificates:
1.01–2.00%	3,896,024	—
2.01–3.00%	17,382,567	246,833
3.01–4.00%	5,066,036	8,843,549
4.01–5.00%	3,427,653	11,874,370
5.01–6.00%	3,672,171	12,043,826
6.01–7.00%	2,084,590	3,648,676

Total certificates, 3.16% and 4.81%, respectively	35,529,041	36,657,254

Total deposits	$64,463,097	58,076,935

Weighted-average rate–total deposits	2.35%	4.03%

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

Notes to Financial Statements

Interest on deposits is summarized as follows:

	2002	2001
NOW accounts	$72,062	127,851
Passbook accounts	84,483	163,911
Money market deposit accounts	255,768	288,859
Certificates	1,468,102	1,970,534

Total deposits	$1,880,415	2,551,155

Deposits in excess of $100,000 are not federally insured.

Certificate maturities are summarized as follows:

	2002	2001
First year	$27,269,497	27,238,354
Second year	3,725,357	4,921,655
Third year	3,066,465	2,679,613
Fourth year	997,231	1,113,465
Fifth year	470,491	704,167

	$35,529,041	36,657,254

(9)	Advances from the Federal Home Loan Bank

Advances from the FHLB of Des Moines are summarized as follows:

Final Maturity Date	Average Interest Rate at September 30, 2002	2002	2001
Within one year	6.17%	$2,139,200	6,000,000
Within two years	6.33%	2,919,300	2,139,200
Within three years	—%	—	2,919,300
December 2, 2013	5.25%	818,219	870,236

		$5,876,719	11,928,736

Weighted-average rate		6.12%	5.93%

Principal maturities at September 30, 2002 are summarized as follows:

October 1, 2002 to September 30, 2003	$2,194,015
October 1, 2003 to September 30, 2004	2,977,063
October 1, 2004 to September 30, 2005	60,870
October 1, 2005 to September 30, 2006	64,370
October 1, 2006 to September 30, 2007	69,370
After September 30, 2007	511,031

$5,876,719

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

Notes to Financial Statements

At September 30, 2002 advances from the FHLB of Des Moines were secured by FHLB stock and single-family loans of $7,934,000.

(10)	Income Taxes

On August 20, 1996 the Small Business Job Protection Act of 1996 was signed into law. Under the Act, tax bad debt reserves in excess of the base year level (September 30, 1988) are subject to recapture and payable in equal amounts over six years in tax years beginning October 1, 1996. The Association used the experience method bad debt deduction for 2002 and 2001.

The provisions of SFAS No. 109 require the Association to establish a deferred tax liability for the tax effect of the tax bad debt reserves over the amounts at September 30, 1988. The Association’s tax bad debt reserves at September 30, 1988, as adjusted, were $1,213,000. The estimated deferred tax liability on such amount is approximately $412,000, which has not been recorded in the accompanying financial statements. If these tax bad debt reserves are used for other than loan losses, the amount used will be subject to Federal income taxes at the then prevailing corporate rate.

The components of the net deferred tax liability are summarized as follows:

	2002	2001
Deferred tax liabilities:
FHLB stock dividends	$83,226	83,226
Tax bad debt reserves arising after September 30, 1988	47,908	71,863
Unrealized gain on securities available for sale	37,886	50,884
Other	39,736	—

Total deferred tax liabilities	208,756	205,973

Deferred tax assets:
Allowance for losses on loans	76,233	70,416
Other	—	36

Total deferred tax assets	76,233	70,452

Net deferred tax liability	$132,523	135,521

Income taxes are summarized as follows:

	2002	2001
Current:
Federal	$47,956	(24,654)
State	—	—

	47,956	(24,654)

Deferred:
Federal	10,000	(33,000)
State	—	—

	10,000	(33,000)

	$57,956	(57,654)

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

Notes to Financial Statements

The provision for income taxes differs from the Federal statutory corporate tax rate as follows:

	Percentage of earnings (loss) before income taxes
	2002	2001
Federal statutory income tax rate	34.0%	(34.0)%
Increases (decreases) in tax rate:
Surtax exemption	(4.6)	—
Other, net	4.5	—

Tax rate	33.9%	(34.0)%

(11)	Employee Benefits

The Association is enrolled in a defined contribution pension plan which covers substantially all employees. Effective December 1, 2000, participants can contribute up to 20% of their salary (previously 15%) which the Association will match 50% of the employee contribution, up to a maximum of 6% of salary. Participants are fully invested upon enrollment in the pension plan. Pension plan expense was $29,723 and $26,947 for the years ended September 30, 2002 and 2001, respectively.

(12)	Minimum Regulatory Capital

The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Association’s financial statements. Under capital adequacy guidelines, the Association must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Association’s capital amounts and classifications are also subject to quantitative judgments by the regulators about components, risk-weightings and other factors. At September 30, 2002, the Association met all capital adequacy requirements.

The Association is also subject to the regulatory framework for prompt corrective action. The most recent notification from the regulatory agencies categorized the Association as well capitalized. To be categorized as well capitalized, the Association must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the aforementioned notifications that management believes have changed the Association’s category.

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

Notes to Financial Statements

The Bank’s actual and required capital amounts and ratios at September 30, 2002 are as follows:

			Minimum Required
	Actual		for Capital Adequacy		to be "Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Retained earnings	$6,553
Unrealized gain on securities AFS, net	(74)

Tangible capital	$6,479	8.3%	$1,167	1.5%
Includable unrealized gain on equity securities available for sale, net	1
General valuation allowance	206

Total capital to risk-weighted assets	$6,686	16.8%	$3,190	8.0%	$3,987	10.0%

Tier 1 capital to risk-weighted assets	$6,479	16.3%	$1,595	4.0%	$2,393	6.0%

Tier 1 capital to total assets	$6,479	8.3%	$3,113	4.0%	$3,891	5.0%

(13)	Financial Instruments with Off-Balance-Sheet Risk

The Association is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments generally include commitments to originate loans and unused lines of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Association’s maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount and related accrued interest receivable of those instruments. The Association minimizes this risk by evaluating each borrower’s creditworthiness on a case-by-case basis. Generally, collateral held by the Association consists of a first or second mortgage on the borrower’s property. Commitments at September 30, 2002 to originate variable and fixed-rate mortgage loans were $551,000 and $2,447,000, respectively, generally expiring in 180 days or less. Interest rates for commitments to fund fixed-rate loans ranged from 5.375% to 7.75% at September 30, 2002.

Commitments on behalf of borrowers for variable and fixed-rate line of credit were $2,910,000 and $45,000, respectively. Commitments for outstanding letters of credit were $324,000 at September 30, 2002.

(14)	Contingencies

At September 30, 2002, there were no known pending litigation or other claims that management believes will be material to the Association’s financial position.

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

Notes to Financial Statements

(15)	Fair Value of Financial Instruments

The carrying amounts and estimated fair values of the Association’s financial instruments are summarized as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Non-trading instruments and nonderivatives:
Cash and cash equivalents	$11,045,672	11,045,672	3,405,873	3,405,873
Certificates of deposit	192,350	192,350	450,000	450,000
Securities available for sale	6,651,098	6,651,098	6,380,460	6,380,460
Securities held to maturity	15,479	15,012	15,638	15,571
Stock in FHLB of Des Moines	963,300	963,300	963,300	963,300
Mortgage-backed securities available for sale	3,703,955	3,703,955	2,002,717	2,002,717
Loans receivable, net	49,902,828	51,440,224	59,277,355	60,221,136
Loans held for sale	471,500	471,500	—	—
Accrued interest receivable	323,047	323,047	442,270	442,270
Deposits	64,463,097	65,130,373	58,076,935	58,425,179
Accrued interest on deposits	35,017	35,017	51,567	51,567
Advances from FHLB	5,876,719	6,054,710	11,928,736	12,112,439
Off-balance sheet credit related financial instruments	$2,000	2,000	5,000	5,000

The following methods and assumptions were used in estimating the fair values:

Cash and cash equivalents, certificates of deposit, accrued interest receivable and accrued interest on deposits are valued at their carrying amounts due to the relatively short period to maturity of the instruments.

Fair values of securities and mortgage-backed securities are based on quoted market prices or, if unavailable, quoted market prices of similar securities.

Stock in FHLB of Des Moines is valued at cost, which represents redemption value and approximates fair value.

Fair values are computed for each loan category using market spreads to treasury securities for similar existing loans in the portfolio and management’s estimates of prepayments.

Deposits with no defined maturities, such as NOW accounts, passbook accounts and money market deposit accounts are valued at the amount payable on demand at the reporting date.

The fair value of certificates of deposit and advances from the FHLB is computed at fixed spreads to treasury securities with similar maturities.

Fair values for off-balance sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter-parties credit-standing.

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

Notes to Financial Statements

(16)	Plan of Conversion

On July 30, 2002, the Board of Directors of the Association adopted by unanimous vote a Plan of Conversion (Plan), whereby the Association will convert from a federally-chartered mutual savings and loan association to a federally-chartered stock savings bank as a wholly-owned subsidiary of a holding company to be formed at the direction of the Association. The Association will change its name to Clay County Savings Bank. The Plan is subject to the prior written approval of the OTS and must be adopted by the affirmative vote of at least a majority of the total number of votes entitled to be voted by the members of the Association. Pursuant to the Plan, shares of stock in the holding company will be offered in a subscription offering pursuant to non-transferable subscription rights at a predetermined and uniform price first to the Association’s eligible account holders of record as of December 31, 2000; second to tax-qualified employee benefit plans which include the employee stock ownership plan; third to the Association’s eligible account holders of record as of September 30, 2002; and fourth to account holders as of the voting record date. Concurrently with the subscription offering, shares not subscribed for in the subscription offering will be offered to the general public in a community offering with preference being given to natural persons residing in Clay County, Missouri. Shares not subscribed for in the community offering will be offered to the general public in a syndicated offering. The aggregate purchase price of the conversion stock will be based upon an independent appraisal of the Association and will reflect the estimated pro forma market value of the Association, as converted, as a subsidiary of the holding company.

Subsequent to conversion, deposit account holders and borrowers will not have voting rights in the Association. Voting rights will be vested exclusively with the stockholders of the holding company. Deposit account holders will continue to be insured by the SAIF. A liquidation account will be established at the time of the conversion in an amount equal to the capital of the Association as of the date of the latest balance sheet date contained in the final prospectus. Each eligible account holder or supplemental account holder will be entitled to a proportionate share of this account in the event of a complete liquidation of the Association, and only in such event. This share will be reduced if the account holder’s or supplemental eligible account holder’s deposit balance falls below the amount on the date of record and will cease to exist if the account is closed. The liquidation account will never be increased despite any increase after conversion in the related deposit balance.

An OTS regulation restricts the Association’s ability to make capital distributions, including paying dividends. The regulations do not permit cash dividend payments if the Association’s capital would be reduced below the amount of the minimum capital requirements or the liquidation account. The OTS may impose other restrictions.

Costs associated with the conversion will be deferred and deducted from the proceeds from the sale of the stock. If the conversion is not consummated, all costs incurred will be charged to expense by the Association. The Association incurred costs of $131,412 through September 30, 2002.

Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCSB FINANCIAL CORP.

Date: January 31, 2003	By:	/S/ JOHN R. DAVIS
John R. Davis President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ JOHN R. DAVIS John R. Davis	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	January 31, 2003

/S/ MARIO USERA Mario Usera	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 31, 2003

/S/ DEBORAH A. JONES Deborah A. Jones	Senior Vice President, Secretary and Treasurer (Principal Accounting Officer)	January 31, 2003

/S/ JOHN R. COOPER John R. Cooper	Director	January 31, 2003

/S/ GEORGE A. MCKINLEY George A. McKinley	Director	January 31, 2003

Signatures	Title	Date

/S/ KEITH A. OBERKROM Keith A. Oberkrom	Director	January 31, 2003

/S/ WILLIAM J. TURPIN William J. Turpin	Director	January 31, 2003

/S/ ROBERT A. WHIPPLE Robert A. Whipple	Director	January 31, 2003

2

Certification of Chief Executive Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John R. Davis, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of CCSB Financial Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 31, 2003	/S/ JOHN R. DAVIS
Date	John R. Davis
President and Chief Executive Officer

Certification of Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Mario Usera, Executive Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of CCSB Financial Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ MARIO USERA
Mario Usera Executive Vice President and Chief Financial Officer

Date:  January 31, 2003