Form 10QSB
period 2002-12-31
CCSB FINANCIAL CORP
filed 2003-02-13
CIK 1189356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 0-50143

CCSB Financial Corp.
(Exact name of registrant as specified in its charter)

Delaware	32-0034299

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1178 West 152 Highway, Liberty, Missouri	64068

(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (816) 781-4500

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

Yes ☐.	No ☒.

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding February 13, 2003

Common Stock, par value $.01 per share	978,650

*The issuer became subject to the filing requirements of Section 13 or 15(d) when its Form SB-2 was declared effective on November 13, 2002.

CCSB FINANCIAL CORP.

FORM 10-QSB

FOR THE QUARTER ENDED DECEMBER 31, 2002

*	The financial statements presented are those of Clay County Savings and Loan Association. At December 31, 2002, CCSB Financial Corp. reported no assets or liabilities. In September 2002, CCSB Financial Corp. was incorporated to facilitate the conversion of Clay County Savings and Loan Association from a mutual savings association to a stock savings bank.

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

BALANCE SHEETS
(Unaudited)

	December 31, 2002	September 30, 2002

Assets
Cash and due from banks	$569,277	591,525
Interest-bearing deposits in banks	27,057,254	10,454,147

Total cash and cash equivalents	27,626,531	11,045,672
Certificates of deposit	193,916	192,350
Securities available for sale, at market value (amortized cost of $5,567,034 and $6,568,681, respectively)	5,620,331	6,651,098
Securities held to maturity, at amortized cost (market value of $0 and $15,012, respectively)	—	15,479
Stock in Federal Home Loan Bank of Des Moines	963,300	963,300
Mortgage-backed securities available for sale, at market value (amortized cost of $6,267,980 and $3,674,943, respectively)	6,300,131	3,703,955
Loans receivable, net of allowance for loan losses of $231,004 and $206,035, respectively	50,144,609	49,902,828
Loans held for sale	—	471,500
Premises and equipment, net	4,293,129	4,307,718
Foreclosed real estate and other repossessed assets, net	3,000	—
Accrued interest receivable:
Securities	79,205	70,582
Mortgage-backed securities	22,662	15,554
Loans receivable	213,744	236,911
Other assets	515,195	346,545

Total assets	$95,975,753	77,923,492

Liabilities and Retained Earnings

Deposits	$85,302,190	64,463,097
Accrued interest on deposits	56,095	35,017
Advances from Federal Home Loan Bank	3,724,083	5,876,719
Advances from borrowers for taxes and insurance	64,400	688,062
Other liabilities	160,231	158,828
Income taxes	111,983	148,947

Total liabilities	89,418,982	71,370,670

Commitments and contingencies
Retained earnings - substantially restricted	6,500,375	6,479,279
Accumulated other comprehensive earnings, net	56,396	73,543

Total retained earnings	6,556,771	6,552,822

Total liabilities and retained earnings	$95,975,753	77,923,492

See accompanying notes to financial statements.

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended December 31,

	2002	2001

Interest income:
Loans receivable	$851,697	1,136,355
Mortgage-backed securities	38,194	28,103
Securities	77,802	98,593
Other interest-earning assets	40,432	38,413

Total interest income	1,008,125	1,301,464

Interest expense:
Deposits	357,288	552,649
Borrowings	79,134	166,078

Total interest expense	436,422	718,727

Net interest income	571,703	582,737
Provision for loan losses	25,700	(1,026)

Net interest income after provision for loan losses	546,003	583,763

Noninterest income:
Service charges on deposit accounts	44,414	33,802
Loan service charges	(4,974)	3,812
Gain on sale of loans	79,697	44,043
Other	5,436	4,468

Total noninterest income	124,573	86,125

Noninterest expense:
Compensation and benefits	348,256	320,006
Occupancy expense	66,601	55,282
Equipment and data processing expense	99,139	93,043
SAIF deposit insurance premium	2,721	2,698
Supervisory and professional	20,830	13,888
Advertising	13,592	18,544
Loss on sale of foreclosed real estate	—	4,026
Correspondent banking charges	16,253	14,543
Other	71,218	67,297

Total noninterest expense	638,610	589,327

Earnings before income taxes	31,966	80,561
Income taxes	10,870	27,340

Net earnings	$21,096	53,221

See accompanying notes to financial statements.

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

STATEMENTS OF COMPRENHENSIVE EARNINGS
(Unaudited)

	Three Months Ended December 31,

	2002	2001

Net earnings	$21,096	53,221
Other comprehensive earnings:
Unrealized gain (loss) on securities and MBS available for sale, net	(17,147)	(31,090)

Comprehensive earnings	$3,949	22,131

See accompanying notes to financial statements.

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,

	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$21,096	53,221
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization:
Deferred loans fees, net	(9,265)	(28,135)
Premises and equipment	69,477	64,001
Premiums and discounts, net	(5,340)	(1,983)
(Increase) decrease in accrued interest receivable	7,436	50,219
Increase (decrease) in accrued interest on deposits	21,080	1,049
Provision for loan losses	25,700	(1,026)
Loans originated for sale	(6,540,205)	(5,084,707)
Proceeds from sale of loans, net	7,091,402	5,128,750
Loss on foreclosed real estate, net	—	4,026
Gain on sale of loans	(79,697)	(44,043)
Change in other assets and other liabilities, net	(193,588)	(41,879)

Net cash provided by operating activities	408,096	99,493

Cash flows from investing activities:
Net change in loans receivable	(261,216)	4,112,714
Securities available for sale:
Purchases	(1,000,000)	(2,100,438)
Proceeds from maturity or call	2,015,479	500,000
Principal collections	1,647	17,066
Mortgage-backed securities available for sale:
Principal payments	356,094	244,045
Purchase	(2,949,131)	—
Additions to foreclosed real estate and other repossessed assets, net	—	128,947
Purchase of premises and equipment	(52,905)	(42,203)

Net cash provided by (used for) investing activities	$(1,890,032)	2,860,131

		(continued)

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

STATEMENTS OF CASH FLOW
(Unaudited)

(Continued)

	Three Months Ended December 31,

	2002	2001

Cash flows from financing activities:
Net increase (decrease) in deposits	$20,839,093	5,036,970
Proceeds from advances from the FHLB	—	—
Repayments of advances from the FHLB	(2,152,636)	(2,012,750)
Increase (decrease) in advances from borrowers for taxes and insurance	(623,662)	(689,807)

Net cash provided by (used for) financing activities	18,062,795	2,334,413

Net increase (decrease) in cash and cash equivalents	16,580,859	5,294,037
Cash and cash equivalents at beginning of period	11,045,672	3,405,873

Cash and cash equivalents at end of period	$27,626,531	8,699,910

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on deposits and advances from FHLB	$457,502	719,776
Federal and state income taxes	$39,000	—
Real estate ond other assets acquired in settlement of loans	$3,000	—

See accompanying notes to financial statements.

CLAY COUNTY SAVINGS AND LOAN ASSOCIATION

NOTES TO FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The financial statements presented are those of Clay County Savings and Loan Association.  At December 31, 2002, CCSB Financial Corp. reported no assets or liabilities.  In September 2002, CCSB Financial Corp. (the “Company”) was incorporated to facilitate the conversion of Clay County Savings and Loan Association from a mutual savings association to a stock savings bank (“the Conversion’).  As part of the Conversion, Clay County Savings and Loan Association changed its name to Clay County Savings Bank (the “Bank”).  In connection with the Conversion the Company offered its common stock to the depositors and borrowers of the Bank as of specified dates and to an employee stock ownership plan.  The Conversion was consummated on January 8, 2003, at which time the Company became the holding company for the Bank and issued shares of its stock to the general public.

The Company filed a Form SB-2 with Securities and Exchange Commission (“SEC”) on September 19, 2002, which as amended was declared effective by the SEC on November 13, 2002.  The Bank filed a Form AC with the Office of Thrift Supervision (the “OTS”) on September 19, 2002, which as amended, along with related offering and proxy materials, was conditionally approved by the OTS on November 12, 2002 and November 13, 2002.  The Company also filed an Application H-(e)1-S with the OTS on September 19, 2002, which was conditionally approved by the OTS on November 12, 2002.  The members of the Bank approved the Plan of Conversion at a special meeting held on December 20, 2002, and the subscription offering closed on December 19, 2002.

On January 8, 2003, the Company became the holding company for the Bank upon the consummation of the Conversion.  The Conversion was accomplished through the sale and issuance by the Company of 978,650 shares of common stock at $10 per share.  Gross proceeds from the sale of common stock were $9,786,500, inclusive of $782,920 related to shares held by the Bank’s employee stock ownership plan. Costs associated with the Conversion will be deducted from the proceeds from the sale of the common stock.  The Company’s incurred costs of $251,394 through December 31, 2002.

The Bank operates as a federally-chartered stock savings bank, originally chartered by the State of Missouri in 1922.  The Bank became a federally-chartered stock savings bank on January 8, 2003.  The Bank’s deposit accounts are insured up to a maximum of $100,000 by the Savings Association Insurance Fund (SAIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).

The information contained in the accompanying financial statements is unaudited and was prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, In the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year.  These financial statements should be read in conjunction with the financial statements of the Bank for the year ended September 30, 2002, contained in the Company’s Form 10-KSB for the period ended September 30, 2002.

Note 2 – Earnings Per Share

Earnings per share data is not considered meaningful as the Conversion had not yet been completed as of December 31, 2002.

CCSB FINANCIAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements in this report that relate to the Bank’s plans, objectives or future performance may be deemed to be forward-looking statements within the meaning of Private Securities Litigation Act of 1995.  Such statements are based on management’s current expectations.  Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties.  Additional discussion of factors affecting the Bank’s business and prospects is contained in periodic filings with the SEC.

General

The Bank’s results of operations depend primarily on its net interest income.  Net interest income is the difference between the interest income earned on interest-earning assets, consisting primarily of loans, mortgage-backed securities, investment securities and other interest-earning deposits, and the interest paid on interest-bearing liabilities, consisting primarily of deposit accounts and Federal Home Loan Bank (FHLB) advances.  The Bank’s results of operations are also affected by provisions for loan losses, noninterest income and noninterest expense.  Noninterest income consists primarily of fees and service charges and gains on the sale of assets.  Noninterest expense consists primarily of salaries and employee benefits, occupancy, equipment, data processing and deposit insurance premiums, advertising, and other operating expenses.  The Bank’s results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Changes in Financial Condition

Total assets increased $18.0 million, or 23.1%, to $96.0 million at December 31, 2002, from $77.9 million at September 30, 2002.  The increase is attributed to the infusion of cash from the stock offering as part of the Conversion.  The stock offering resulted in an oversubscription and, as of December 31, 2002, the Conversion was not yet completed.  A total of 2,456,948 shares were ordered, which exceeded the 978,650 shares that were sold in the conversion.  The stock orders included advance payments of $21.8 million by check. Upon consummation of the Conversion in January 2003, a total of $13.9 million was refunded to those whose orders were not filled.  The infusion of cash had a substantial impact on two categories at December 31, 2002.  Interest-bearing deposits in banks increased from $10.5 million at September 30, 2002, to $27.1 million at December 31, 2002. Deposits increased from $64.5 million at September 30, 2002 to $85.3 million at December 31, 2002.

Loans increased from $49.9 million at September 30, 2002 to $50.1 million at December 31, 2002.  The change was due to an increase in adjustable-rate one-to-four family mortgage loans and in shorter-term commercial real estate loans, commercial nonmortgage loans, and consumer loans.  The Bank continued its strategy to sell long-term, fixed-rate loans in the secondary market. Cash flow from loan repayments and deposits were used to purchase mortgage-backed securities (MBSs), increase interest-bearing deposits as noted above, and repay maturing FHLB advances.  MBSs increased from $3.7 million at September 30, 2002, to $6.3 million at December 31, 2002.  FHLB advances decreased from $5.9 million at September 30, 2002, to $3.7 million at December 31, 2002.

Results of Operations

Net earnings for the three months ended December 31, 2002, were $21,000 compared to $53,000 for the same period in 2001.  The decrease in net earnings was due to lower net interest income, higher noninterest expense, and higher provision for loan losses, offset by higher noninterest income.

Net Interest Income.  Net interest income decreased from $583,000 for the three months ended December 31, 2001, to $572,000 for the three months ended December 31, 2002, as the historic decline in interest rates affected interest-bearing assets to a greater extent than interest-bearing liabilities.

Interest Income.  Interest income decreased from $1.3 million for the three months ended December 31, 2001, to $1.0 million for the three months ended December 31, 2002, as higher-rate loans either paid off or refinanced to lower interest rates and adjustable-rate loans repriced to lower rates than in the prior period.

CCSB FINANCIAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense.  Interest expense decreased from $719,000 for the three months ended December 31, 2001, to $436,000 for the three months ended December 31, 2002, due to the pay-off of higher-rate FHLB advances and as interest-bearing deposits repriced to lower rates than in the prior period.

Provision for Loan Losses.  During the three months ended December 31, 2002, the Bank recorded a provision for loan losses of $26,000.  An increase in the provision was due to the amount of commercial real estate and nonmortgage loans, construction and development loans, and consumer loans originated in the quarter.  Management considers these loans to have a higher risk than permanent one-to-four family mortgage loans.  The aggregate amount of commercial real estate and nonmortgage loans, construction and development loans, and consumer loans increased from $12.6 million at September 30, 2002, to $15.8 million at December 31, 2002. The provision increased the allowance for loan losses to the amount considered adequate by management based on current economic conditions, loan portfolio composition, historical loss experience, and a review of selected individual loans.

Noninterest Income.  Noninterest income increased from $86,000 for the three months ended December 31, 2001 to $125,000 for the three months ended December 31, 2002.  Gain on sale of loans increased from $44,000 for the three months ended December 31, 2001 to $80,000 for the three months ended December 31, 2002.  An increase in service charges for deposit accounts from the prior period was offset by a decrease in loan service charges.  The increase in service charges for deposit accounts was due to fee income generated from the implementation of overdraft privileges, while the decrease in loan service charges was due to the increase in the amortization of mortgage servicing rights resulting from loan payoffs.  At December 31, 2002, the fair value of mortgage servicing rights (MSRs) amounted to $150,000. MSRs are amortized in proportion to, and over the period of, estimated net servicing income.  The amortization of MSRs will continue to have an impact on noninterest income if the amount of loans serviced for others continues to increase or if interest rates remain at historical low levels resulting in more loan payoffs.

Noninterest expense.  Noninterest expense increased from $589,000 for the three months ended December 31, 2001, to $639,000 for the three months ended December 31, 2002, due to higher compensation and benefits expense, office occupancy expense, equipment and data processing expense, supervisory and professional expense and other noninterest expense.  Advertising expenses were lower than the prior period and the prior period had a loss on the sale of foreclosed assets.

Income Taxes.  Income taxes decreased from the prior period due to lower earnings before income taxes.

Qualitative Disclosures of Market Risk

The Bank’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates.  The Bank has an exposure to interest rate risk.  The Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities.  In particular, the Bank’s strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates.  Such strategies include the origination for portfolio of one-year, adjustable-rate mortgage loans (AMLs) secured by one-to-four family residential real estate and the origination of other types of adjustable-rate and short-term loans with greater interest rate sensitivities than long-term, fixed-rate residential mortgage loans.

Quantitative Disclosures of Market Risk

The Bank does not purchase derivative financial instruments or other financial instruments for trading purposes.  Further, the Bank is not subject to any foreign currency exchange rate risk, commodity price risk or equity price risk.  The Bank is subject to interest rate risk.

The OTS provides a net market value methodology to measure the interest rate risk exposure of thrift institutions.  This exposure is a measure of the potential decline in the net portfolio value (NPV) of the institution based upon the effect of assumed incremental 100 basis point increases or decreases in interest rates.  NPV is the present value of the expected net cash flows from the institution’s

CCSB FINANCIAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

financial instruments (assets, liabilities and off-balance sheet contracts).  Loans, deposits, advances and investments are valued taking into consideration similar maturities, related discount rates and applicable prepayment assumptions.

Liquidity and Capital Resources

The Bank’s principal sources of funds are cash receipts from customer deposits, loan repayments by borrowers, proceeds from maturing securities, FHLB advances, and net earnings.  The Bank has an agreement with the FHLB of Des Moines to provide cash advances, should the Bank need additional funds for loan originations or other purposes.

Commitments to originate mortgage loans are legally binding agreements to lend to the Bank’s customers.  Letters of credit are conditional commitments issued by the Bank to guarantee the performance of the borrower to a third party. At December 31, 2002, commitments, which generally expire in 180 days or less, to originate adjustable and fixed-rate loans for portfolio (including related loans in process) were approximately $1,725,000 and $1,625,000, respectively.  Interest rates on these fixed-rate loans ranged from 5.50% to 6.75%.  Commitments on behalf of borrowers for unused lines of credit on home equity loans and commercial non-real estate loans were approximately $3,473,000 expiring in seven years or less.  Commitments on behalf of borrowers for outstanding letters of credit amounted to $257,000 at December 31, 2002.

Minimum Regulatory Capital

The Bank is required to maintain certain minimum capital requirements under OTS regulations.  Failure by a savings institution to meet minimum capital requirements can result in certain mandatory and possible discretionary actions by regulators, which, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under the capital adequacy guidelines and regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classifications are also subject to judgments by the regulators about components, risk-weightings and other factors.

The Bank’s actual and required capital amounts and ratios at December 31, 2002 are as follows:

			Minimum Required

	Actual		for Capital Adequacy		to be “Well Capitalized”

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands )
Retained earnings	$6,557
Unrealized gain on securities AFS, net	(56)

Tangible capital	$6,501	6.8%	$1,439	1.5%
Includable unrealized gain on equity securities available for sale, net	1
General valuation allowance	231

Total capital to risk-weighted assets	$6,733	15.3%	$3,521	8.0%	$4,402	10.0%

Tier 1 capital to risk-weighted assets	$6,501	14.8%	$1,761	4.0%	$2,641	6.0%

Tier 1 capital to total assets	$6,501	6.8%	$3,836	4.0%	$4,796	5.0%

CCSB FINANCIAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Quality

At December 31, 2002, the Bank had no nonperforming or nonaccrual loans and no property classified as real estate owned.  The Bank had one repossessed automobile at December 31, 2002, totaling $3,000, which represented the only asset classified as substandard at that date.  There were no assets classified as doubtful or loss at December 31, 2002.   At December 31, 2002, the Bank had $209,000 of loans designated as special mention and no other loans, which were not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and would result in disclosure as nonaccrual, 90 days past due or restructured.

Allowance for Loan Losses

At December 31, 2002, the Bank had an allowance for loan losses of $231,000.  Management believes that all known losses in the loan portfolio that are both probable and reasonable to estimate have been recorded as of each balance sheet date.  The following is a summary of activity in the allowance for loan losses:

	Three Months Ended

	December 31, 2002	December 31, 2001

	(Unaudited)	(Unaudited)
Balance, beginning of period	$206,035	190,313
Loan charge-offs	(1,875)	(2,552)
Loan recoveries	1,144	300
Provision charged to expense	25,700	(1,026)

Balance, end of period	$231,004	187,035

Recent Accounting Pronouncements

In December 2002, Statement on Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transaction and Disclosure – an amendment of FASB Statement No. 123, was issued.  This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 124 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years after December 15, 2002, with earlier application permitted in certain circumstances.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

CCSB FINANCIAL CORP.

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

CCSB FINANCIAL CORP.

PART II - Other Information

Item 1 -	Legal Proceeding

There are no material legal proceedings to which the Company and Bank is a party or of which any of their property is subject.  From time to time, the Bank is a party to various legal proceedings incident to its business.

Item 2 -	Changes in Securities

None.

Item 3 -	Defaults upon Senior Securities

Not applicable.

Item 4 -	Submission of Matters to a Vote of Security Holders

None.

Item 5 -	Other Information

None

Item 6 -	Exhibits and Reports on Form 8-K.

(a) Exhibit 99.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CCSB FINANCIAL CORP.
(Registrant)

DATE:	February 12, 2003	BY:	/s/ JOHN R. DAVIS

John R. Davis, Chairman, President, and Chief Executive Officer (Principal Executive Officer)

DATE:	February 12, 2003	BY:	/s/ MARIO USERA

Mario Usera, Executive Vice President, and Chief Financial Officer (Principal Financial Officer)

DATE:	February 12, 2003	BY:	/s/ DEBORAH A. JONES

Deborah A. Jones, Senior Vice President, Secretary, and Treasurer (Principal Accounting Officer)

CCSB FINANCIAL CORP.

Certification of Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John R. Davis, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of CCSB Financial Corp.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 12, 2003		/s/ JOHN R. DAVIS

Date		John R. Davis President and Chief Executive Officer

CCSB FINANCIAL CORP.

Certification of Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Mario Usera, Executive Vice President and Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of CCSB Financial Corp.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 12, 2003		/s/ MARIO USERA

Date		Mario Usera Executive Vice President and Chief Financial Officer