Form 10QSB
period 2003-03-31
CCSB FINANCIAL CORP
filed 2003-05-02
CIK 1189356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.* Yes  ☒.    No  ☐.

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 2, 2003
Common Stock, par value $.01 per share	978,650

*The issuer became subject to the filing requirements of Section 13 or 15(d) when its Form SB-2 was declared effective on November 13, 2002.

CCSB FINANCIAL CORP.

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2003

CCSB FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	September 30, 2002
Assets
Cash and due from banks	$577,611	$591,525
Interest-bearing deposits in banks	4,908,234	10,454,147

Total cash and cash equivalents	5,485,845	11,045,672
Certificates of deposit	193,916	192,350
Securities available for sale, at market value (amortized cost of $6,815,285 and $6,568,681, respectively)	6,861,031	6,651,098
Securities held to maturity, at amortized cost (market value of $0 and $15,012, respectively)	—	15,479
Stock in Federal Home Loan Bank of Des Moines	963,300	963,300
Mortgage-backed securities available for sale, at market value (amortized cost of $10,805,987 and $3,674,943, respectively)	10,781,706	3,703,955
Loans receivable, net of allowance for loan losses of $231,089 and $206,035, respectively	52,959,186	49,902,828
Loans held for sale	695,200	471,500
Premises and equipment, net	4,235,618	4,307,718
Accrued interest receivable:
Securities	53,493	70,582
Mortgage-backed securities	41,945	15,554
Loans receivable	231,120	236,911
Other assets	263,434	346,545

Total assets	$82,765,794	$77,923,492

Liabilities and Stockholders’ Equity
Deposits	$62,034,892	$64,463,097
Accrued interest on deposits	679	35,017
Advances from Federal Home Loan Bank	5,204,542	5,876,719
Advances from borrowers for taxes and insurance	285,691	688,062
Other liabilities	195,623	158,828
Income taxes	103,981	148,947

Total liabilities	67,825,408	71,370,670

Commitments and contingencies
Common Stock:
$0.01 par value; 2,500,000 shares authorized; 978,650 shares issued	9,787	—
Additional Paid-In Capital	9,140,196	—
Unearned ESOP Shares	(766,168)	—
Retained earnings—substantially restricted	6,542,404	6,479,279
Accumulated other comprehensive earnings, net	14,167	73,543

Total stockholders’ equity	14,940,386	6,552,822

Total liabilities and stockholders’ equity	$82,765,794	$77,923,492

See accompanying notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Interest income:
Loans receivable	$842,543	$1,016,933	$1,694,240	$2,153,287
Mortgage-backed securities	79,898	21,765	118,092	49,868
Securities	71,575	100,158	149,377	198,751
Other interest-earning assets	32,375	33,654	72,807	72,068

Total interest income	1,026,391	1,172,510	2,034,516	2,473,974

Interest expense:
Deposits	305,436	483,701	662,723	1,036,350
Borrowings	62,844	127,134	141,979	293,212

Total interest expense	368,280	610,835	804,702	1,329,562

Net interest income	658,111	561,675	1,229,814	1,144,412
Provision for loan losses	8,300	2,400	34,000	1,374

Net interest income after provision for loan losses	649,811	559,275	1,195,814	1,143,038

Noninterest income:
Service charges on deposit accounts	43,839	31,469	88,253	65,271
Loan service charges	(591)	6,812	(5,565)	10,624
Gain on sale of loans	22,075	31,017	101,772	75,060
Other	2,031	3,400	7,467	7,868

Total noninterest income	67,354	72,698	191,927	158,823

Noninterest expense:
Compensation and benefits	371,043	331,418	719,299	651,425
Occupancy expense	62,182	60,946	128,783	116,229
Equipment and data processing expense	88,076	87,786	187,216	180,829
SAIF deposit insurance premium	2,717	2,713	5,438	5,411
Supervisory and professional	29,361	14,451	50,191	28,338
Advertising	13,072	21,082	26,664	39,626
Loss on sale of foreclosed real estate	—	—	—	4,026
Correspondent banking charges	20,654	13,908	36,906	28,450
Other	64,279	60,039	135,497	127,336

Total noninterest expense	651,384	592,343	1,289,994	1,181,670

Earnings before income taxes	65,781	39,630	97,747	120,191
Income taxes	23,752	13,424	34,622	40,764

Net earnings	$42,029	$26,206	$63,125	$79,427

Basic and diluted earnings per share—See Note 2	$0.04	N/A	$0.04	N/A

See accompanying notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net earnings	$42,029	26,206	$63,125	79,427
Other comprehensive earnings:
Unrealized gain (loss) on securities and MBS available for sale, net	(42,229)	(27,961)	(59,376)	(59,051)

Comprehensive earnings	$(200)	(1,755)	$3,749	20,376

See accompanying notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$63,125	$79,427
Adjustments to reconcile net earnings (loss) to net
cash provided by (used for) operating activities:
Depreciation and amortization:
Deferred loans fees, net	(18,238)	(35,351)
Premises and equipment	125,875	119,754
Premiums and discounts, net	16,313	3,923
(Increase) decrease in accrued interest receivable	3,511	66,196
Increase (decrease) in accrued interest on deposits	34,336	38,092
Provision for loan losses	34,000	1,374
Loans originated for sale	(8,794,650)	(7,592,050)
Proceeds from sale of loans, net	8,672,722	7,667,110
Loss on foreclosed real estate, net	—	4,026
Gain on sale of loans	(101,772)	(75,060)
Change in other assets and other liabilities, net	24,314	125,985

Net cash provided by operating activities	59,536	403,426

Cash flows from investing activities:
Net change in loans receivable	(3,072,120)	5,324,039
Securities available for sale:
Purchases	(4,000,000)	(3,600,000)
Proceeds from maturity or call	3,765,479	2,748,536
Principal collections	3,396	34,344
Certificates of Deposit—Other Insured Institutions:
Purchases	—	(95,850)
Proceeds from maturity	—	450,000
Mortgage-backed securities available for sale:
Principal payments	928,796	90,036
Purchase	(8,059,840)	(501,107)
Additions to foreclosed real estate and other repossessed assets, net	—	128,947
Purchase of premises and equipment	(53,465)	(120,439)

Net cash provided by (used for) investing activities	$(10,487,754)	$4,458,506

(Continued)

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Continued)

	Six Months Ended March 31,
	2003	2002
Cash flows from financing activities:
Net increase (decrease) in deposits	$(2,428,205)	$7,755,929
Proceeds from advances from the FHLB	1,500,000	—
Repayments of advances from the FHLB	(2,172,176)	(4,025,668)
Proceeds from stock issuance	9,154,065	—
Acquisition of ESOP shares	(782,920)	—
Increase (decrease) in advances from borrowers for taxes and insurance	(402,372)	(469,304)

Net cash provided by (used for) financing activities	4,868,392	3,260,957

Net increase (decrease) in cash and cash equivalents	(5,559,826)	8,122,889
Cash and cash equivalents at beginning of period	11,045,671	3,405,873

Cash and cash equivalents at end of period	$5,485,845	$11,528,762

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on deposits and advances from FHLB	$839,038	1,367,654
Federal and state income taxes	$49,000	41,000
Real estate ond other assets acquired in settlement of loans	$6,763	—

See accompanying notes to consolidated financial statements.

CCSB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

The information contained in the accompanying consolidated financial statements is unaudited and was prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. These financial statements should be read in conjunction with the financial statements of the Bank for the year ended September 30, 2002, contained in the Company’s Form 10-KSB for the period ended September 30, 2002.

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

The Company filed a Form SB-2 with the Securities and Exchange Commission (“SEC”) on September 19, 2002, which as amended, was declared effective by the SEC on November 13, 2002. The Bank filed a Form AC with the Office of Thrift Supervision (the “OTS”) on September 19, 2002, which as amended, along with related offering and proxy materials, was conditionally approved by the OTS on November 12, 2002, and November 13, 2002. The Company also filed an Application H-(e)1-S with the OTS on September 19, 2002, which was conditionally approved by the OTS on November 12, 2002. The members of the Bank approved the Plan of Conversion at a special meeting held on December 20, 2002, and the subscription offering closed on December 19, 2002.

On January 8, 2003, the Company became the holding company for the Bank upon the consummation of the Conversion. The Conversion was accomplished through the sale and issuance by the Company of 978,650 shares of common stock at $10 per share. Net proceeds from the sale of common stock were $9,154,065, inclusive of $782,920 related to shares held by the Bank’s employee stock ownership plan. Costs associated with the Conversion were deducted from the proceeds from the sale of the common stock and totaled $632,435.

The Bank operates as a federally-chartered stock savings bank, originally chartered by the State of Missouri in 1922. The Bank became a federally-chartered stock savings bank on January 8, 2003. The Bank’s deposit accounts are insured up to a maximum of $100,000 by the Savings Association Insurance Fund (SAIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).

Note 2—Earnings Per Share

For the three months and six months ended March 31, 2003, earnings (basic and diluted) per share were $0.04 and $0.04, respectively. Basic and diluted earnings per share are based upon earnings and the weighted-average shares outstanding only during the period of January 8, 2003, to March 31, 2003. ESOP shares that have been committed to be released are considered outstanding. There are no stock options outstanding. Earnings per share for the three and six months ended March 31, 2002, are not meaningful since there was no common stock outstanding during those periods.

CCSB FINANCIAL CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements in this report that relate to the Company’s plans, objectives or future performance may be deemed to be forward-looking statements within the meaning of Private Securities Litigation Act of 1995. Such statements are based on management’s current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties. Additional discussion of factors affecting the Company’s business and prospects is contained in periodic filings with the SEC.

General

The Company’s results of operations depend primarily on its wholly-owned subsidiary bank, which is the Company’s primary investment. The Bank’s results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income earned on interest-earning assets, consisting primarily of loans, mortgage-backed securities, investment securities and other interest-earning deposits, and the interest paid on interest-bearing liabilities, consisting primarily of deposit accounts and Federal Home Loan Bank (FHLB) advances. The Bank’s results of operations are also affected by provisions for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of fees and service charges and gains on the sale of assets. Noninterest expense consists primarily of salaries and employee benefits, occupancy, equipment, data processing and deposit insurance premiums, advertising, and other operating expenses. The Bank’s results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Changes in Financial Condition

Total assets increased $4.8 million, or 6.2%, to $82.8 million at March 31, 2003, from $77.9 million at September 30, 2002. The increase is attributed to the infusion of cash from the stock offering as part of the Conversion, which was primarily used to fund loans and mortgage-backed securities (MBS).

Loans increased from $49.9 million at September 30, 2002 to $53.0 million at March 31, 2003. The change was due to an increase in shorter-term commercial real estate loans, commercial nonmortgage loans, and consumer loans. The Bank continued its strategy to sell long-term, fixed-rate loans in the secondary market; although, for approximately two months during this period, the Bank did retain fixed-rate loans with maturities of 15 years or less. Additional cash flow from the conversion was used to purchase mortgage-backed securities, fund deposit outflow and repay maturing FHLB advances. MBS increased from $3.7 million at September 30, 2002, to $10.8 million at March 31, 2003. Deposits decreased from $64.5 million at September 30, 2002, to $62.0 million at March 31, 2003. FHLB advances decreased from $5.9 million at September 30, 2002, to $5.2 million at March 31, 2003.

Stockholder’s equity increased $8.4 million, from $6.6 million at September 30, 2002, to $14.9 million at March 31, 2003, as result of the issuance of 978,650 shares of common stock in the initial public offering. At March 31, 2003, the book value per share was $15.27.

Results of Operations—Comparison of the Three and Six-Month Periods Ended March 31, 2003 and 2002

Net earnings for the three and six months ended March 31, 2003, were $42,000 and $63,000, respectively, compared to $26,000 and $79,000, respectively, for the same periods in 2002. For the three-month period, the increase in net earnings was due to higher net interest income, partially offset by lower noninterest income and higher provision for loan losses and higher noninterest expense. For the six-month period, net earnings declined as higher noninterest expense and provision for loan losses more than offset higher net interest income and higher noninterest income.

Net Interest Income.    Net interest income increased $96,000, or 17.2%, for the three months ended March 31, 2003, and $85,000, or 7.5%, for the six months ended March 31, 2003. The increase in net interest income can be attributed to an increase in interest-earning assets while interest-bearing liabilities declined during the periods as the result of the infusion of capital. There was also a gradual shift from interest-bearing deposits to higher yielding MBS and loans. Nevertheless, the historic decline in interest rates impacted both interest income and interest expense.

CCSB FINANCIAL CORP.

Interest Income. Interest income decreased from $1.2 million and $2.5 million for the three and six months ended March 31, 2002, respectively, to $1.0 million and $2.0 million for the three and six months ended March 31, 2003, respectively. Despite the increase in interest-earning assets as the result of the conversion, interest income has been impacted by the historical low interest rates. Interest income on loans receivable and securities declined, while interest income on MBS increased.

Interest income from loans receivable decreased $174,000, or 17.1%, for the three-month period and $459,000, or 21.3%, for the six-month period compared to the prior periods as higher-rate loans either paid off or refinanced to lower interest rates and adjustable-rate loans repriced to lower rates than in the prior period. Interest income from securities also decreased $28,600, or 28.5%, and $49,400, or 24.8%, for the three and six months ended March 31, 2003, respectively, compared to the same periods in the prior year as securities either matured or were called and new securities were purchased at lower interest rates. The increase in interest income on MBS was due to the investment in MBS, as previously noted. Interest income on MBS increased from $21,800 and $49,900 for the three and six months ended March 31, 2002, respectively, to $79,900 and $118,100 for the three and six months ended March 31, 2003, respectively.

Interest expense. The impact of the historical low interest rates had even a greater impact on interest expense. Interest expense decreased from $611,000 and $1.3 million for the three and six months ended March 31, 2002, respectively, to $368,000 and $805,000 for the three and six months ended March 31, 2003, due to the pay-off of higher-rate FHLB advances and as interest-bearing deposits repriced to lower rates than in the prior period.

Provision for Loan Losses. Based on the continued growth of commercial real estate and nonmortgage loans, construction and development loans, and consumer loans, provision for loan losses of $8,300 and $34,000 were recorded for the three and six months ended March 31, 2003, respectively, compared to $2,400 and $1,400 for the three and six months ended March 31, 2002, respectively. The provision increased the allowance for loan losses to the amount considered adequate by management based on current economic conditions, loan portfolio composition, historical loss experience, and a review of selected individual loans.

Noninterest Income. Noninterest income decreased for the three-month comparative period but increased for the six-month comparative period. Noninterest income decreased from $73,000 for the three months ended March 31, 2002, to $67,000 for the three months ended March 31, 2003, due to decreases in loan service charges, gain on the sale of loans, and other noninterest income. The decreases were greater than the increase in service charges on deposit accounts for the three-month period. For the six months ended March 31, 2003, noninterest income increased $33,000, or 20.8%, to $192,000 compared to $159,000 for the six months ended March 31, 2002, due to increases in gain on the sale of loans and service charges on deposit accounts. The increases were partially offset by decreases in loan service charges and other noninterest income.

The gain on sale of loans was $22,000 and $102,000 for the three and six months ended March 31, 2003, respectively, compared to $31,000 and $75,000 for the three and six months ended March 31, 2002, respectively. Service charges on deposit accounts increased to $44,000 and $88,000 for the three and six months ended March 31, 2003, respectively, from $31,000 and $65,000 for the three and six months ended March 31, 2002, respectively. The increase in service charges for deposit accounts from the prior periods was due to fee income generated from the implementation of overdraft privileges. Loan service charges decreased from $6,800 and $10,600 for the three and six months ended March 31, 2002, respectively, to a negative $600 and a negative $5,600 for the three month and six months ended March 31, 2003, respectively. The decrease in loan service charges was due to the increase in the amortization of mortgage servicing rights (MSRs) resulting from loan payoffs. At March 31, 2003, the net book value of MSRs amounted to $144,000. MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of MSRs will continue to have an impact on noninterest income if the amount of loans serviced for others continues to increase or if interest rates remain at historical low levels resulting in more loan payoffs.

Noninterest expense. Noninterest expense increased from $592,000 and $1.2 million for the three and six months ended March 31, 2002, respectively, to $651,000 and $1.3 million for the three and six months ended March 31, 2003, respectively. The increase was due primarily to higher compensation and benefits expense, which increased from $331,000 and $651,000 for the three and six months ended March 31, 2002, respectively, to $371,000 and $719,000 for the three and six months ended March 31, 2003, respectively. Approximately $20,800 of the increase is due to expense of the Employee Stock Option Plan (ESOP) approved as part of the conversion to stock form. The remaining increase is attributed to higher salaries and compensation for directors, officers and employees. In addition, for the three and six month periods increases were noted in office occupancy expense, equipment and data processing expense, supervisory

CCSB FINANCIAL CORP.

and professional expense and other noninterest expense. The increase in supervisory and professional expense was particularly related to the increase expense of being a publicly-traded company. Advertising expenses were lower than the prior periods and the prior periods had a loss on the sale of foreclosed assets.

Income Taxes. Income taxes decreased from the prior periods due to lower earnings before income taxes.

Qualitative Disclosures of Market Risk

The Company, through its wholly-owned subsidiary savings bank, has an exposure to interest rate risk. The Bank’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. In particular, the Bank’s strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates. Such strategies include the origination for portfolio of one-year, adjustable-rate mortgage loans (AMLs) secured by one-to-four family residential real estate and the origination of other types of adjustable-rate and short-term loans with greater interest rate sensitivities than long-term, fixed-rate residential mortgage loans.

Quantitative Disclosures of Market Risk

The Company does not purchase derivative financial instruments or other financial instruments for trading purposes. Further, the Company is not subject to any foreign currency exchange rate risk, commodity price risk or equity price risk. The Company, through its wholly-owned subsidiary savings bank, is subject to interest rate risk.

The OTS, the Company’s and Bank’s primary regulator, provides a net market value methodology to measure the interest rate risk exposure of thrift institutions. This exposure is a measure of the potential decline in the net portfolio value (NPV) of the institution based upon the effect of assumed incremental 100 basis point increases or decreases in interest rates. NPV is the present value of the expected net cash flows from the institution’s financial instruments (assets, liabilities and off-balance sheet contracts). Loans, deposits, advances and investments are valued taking into consideration similar maturities, related discount rates and applicable prepayment assumptions.

Liquidity and Capital Resources

The Company’s principal sources of funds are cash receipts from customer deposits, loan repayments by borrowers, proceeds from maturing securities, FHLB advances, and net earnings. The Bank has an agreement with the FHLB of Des Moines to provide cash advances, should the Bank need additional funds for loan originations or other purposes.

Commitments to originate mortgage loans are legally binding agreements to lend to the Bank’s customers. Letters of credit are conditional commitments issued by the Bank to guarantee the performance of the borrower to a third party. At March 31, 2003, commitments, which generally expire in 180 days or less, to originate adjustable and fixed-rate loans for portfolio (including related loans in process) were approximately $4,164,000 and $2,341,000, respectively. Interest rates on these fixed-rate loans ranged from 4.00% to 7.375%. Commitments on behalf of borrowers for unused lines of credit on home equity loans, lines of credit secured by other real estate and commercial non-real estate loans were approximately $3,492,000 expiring in seven years or less. Commitments on behalf of borrowers for outstanding letters of credit amounted to $269,000 at March 31, 2003.

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

CCSB FINANCIAL CORP.

The Bank’s actual and required capital amounts and ratios at March 31, 2003, are as follows:

			Minimum Required

	Actual		for Capital Adequacy		to be "Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Retained earnings	$10,380
Unrealized gain on securities AFS, net	(14)

Tangible capital	$10,366	12.6%	$1,239	1.5%
Includable unrealized gain on equity securities available for sale, net	—
General valuation allowance	231

Total capital to risk-weighted assets	$10,597	24.8%	$3,421	8.0%	$4,277	10.0%

Tier 1 capital to risk-weighted assets	$10,366	24.2%	$1,711	4.0%	$2,566	6.0%

Tier 1 capital to total assets	$10,366	12.6%	$3,304	4.0%	$4,130	5.0%

Asset Quality

At March 31, 2003, there were no nonperforming or nonaccrual loans, no loans or assets adversely classified and no property classified as real estate owned or repossessed asset. At March 31, 2003, there were five single-family mortgage loans totaling $372,000 and one consumer loan for $11,000 designated as special mention and no other loans, which were not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and would result in disclosure as nonaccrual, 90 days past due or restructured.

Allowance for Loan Losses

At March 31, 2003, the allowance for loan losses was $231,000. Management believes that all known losses in the loan portfolio that are both probable and reasonable to estimate have been recorded as of each balance sheet date. The following is a summary of activity in the allowance for loan losses:

	Six Months Ended
	March 31, 2003	March 31, 2002
	(Unaudited)	(Unaudited)
Balance, beginning of period	$206,035	$190,313
Loan charge-offs	(11,089)	(2,552)
Loan recoveries	2,143	900
Provision charged to expense	34,000	1,374

Balance, end of period	$231,089	$190,035

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

PART II—Other Information

Item 1—Legal Proceeding

There are no material legal proceedings to which the Company and Bank is a party or of which any of their property is subject. From time to time, the Bank is a party to various legal proceedings incident to its business.

Item 2—Changes in Securities

None.

Item 3—Defaults upon Senior Securities

Not applicable.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Item 5—Other Information

None

Item 6—Exhibits and Reports on Form 8-K.

(a)	Exhibit 99.1—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CCSB FINANCIAL CORP. (Registrant)

DATE: May 2, 2003	BY:	/s/ John R. Davis
John R. Davis, Chairman, President, and Chief Executive Officer (Principal Executive Officer)

DATE: May 2, 2003	BY:	/s/ Mario Usera
Mario Usera, Executive Vice President, and Chief Financial Officer (Principal Financial Officer)

DATE: May 2, 2003	BY:	/s/ Deborah A. Jones
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 2, 2003	/S/ JOHN R. DAVIS
Date	John R. Davis President and Chief Executive Officer

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 2, 2003	/s/ MARIO USERA
Date	Mario Usera Executive Vice President and Chief Financial Officer