Form 10QSB
period 2003-06-30
CCSB FINANCIAL CORP
filed 2003-08-05
CIK 1189356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.* Yes X . No     .

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 5, 2003
Common Stock, par value $.01 per share	978,650

* The issuer became subject to the filing requirements of Section 13 or 15(d) when its Form SB-2 was declared effective on November 13, 2002.

CCSB FINANCIAL CORP.

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2003

INDEX

PAGE NO.
PART 1 — Financial Information

Item 1 — Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets	3

Consolidated Statements of Earnings	4

Consolidated Statements of Comprehensive Earnings	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	8

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3 — Controls and Procedures	14

PART II — Other Information	15

Item 6 — Exhibits and Reports on Form 8-K	15

Exhibit 31.1 — Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 — Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K — Earnings Release Filed May 2, 2003

Signatures	15

CCSB FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	September 30, 2002
Assets
Cash and due from banks	$674,071	$591,525
Interest-bearing deposits in banks	7,630,182	10,454,147

Total cash and cash equivalents	8,304,253	11,045,672
Certificates of deposit	—	192,350
Securities available for sale, at market value (amortized cost of $6,313,491 and $6,568,681, respectively)	6,360,381	6,651,098
Securities held to maturity, at amortized cost (market value of $0 and $15,012, respectively)	—	15,479
Stock in Federal Home Loan Bank of Des Moines	963,300	963,300
Mortgage-backed securities available for sale, at market value (amortized cost of $11,781,585 and $3,674,943, respectively)	11,862,419	3,703,955
Loans receivable, net of allowance for loan losses of $240,089 and $206,035, respectively	52,405,271	49,902,828
Loans held for sale	290,500	471,500
Premises and equipment, net	4,214,507	4,307,718
Accrued interest receivable:
Securities	64,501	70,582
Mortgage-backed securities	43,003	15,554
Loans receivable	209,516	236,911
Other assets	251,223	346,545

Total assets	$84,968,874	$77,923,492

Liabilities and Stockholders' Equity
Deposits	$63,932,358	$64,463,097
Accrued interest on deposits	357	35,017
Advances from Federal Home Loan Bank	5,172,838	5,876,719
Advances from borrowers for taxes and insurance	440,635	688,062
Other liabilities	190,952	158,828
Income taxes	134,598	148,947

Total liabilities	69,871,738	71,370,670

Commitments and contingencies
Common Stock:
$0.01 par value; 2,500,000 shares authorized; 978,650 shares issued	9,787	—
Additional Paid-In Capital	9,144,864	—
Unearned ESOP Shares	(749,417)	—
Retained earnings—substantially restricted	6,607,604	6,479,279
Accumulated other comprehensive earnings, net	84,298	73,543

Total stockholders' equity	15,097,136	6,552,822

Total liabilities and stockholders' equity	$84,968,874	$77,923,492

See accompanying notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Interest income:
Loans receivable	$832,645	$951,938	$2,526,886	$3,105,225
Mortgage-backed securities	89,980	24,594	208,072	74,461
Securities	59,791	91,591	209,168	290,343
Other interest-earning assets	17,161	38,387	88,282	110,455

Total interest income	999,577	1,106,510	3,032,408	3,580,484

Interest expense:
Deposits	273,084	440,537	934,122	1,476,887
Borrowings	73,470	108,034	215,449	401,246

Total interest expense	346,554	548,571	1,149,571	1,878,133

Net interest income	653,023	557,939	1,882,837	1,702,351
Provision for loan losses	8,100	2,000	42,100	3,374

Net interest income after provision for loan losses	644,923	555,939	1,840,737	1,698,977

Noninterest income:
Service charges on deposit accounts	45,271	30,473	133,524	95,744
Loan service charges	24,220	17,759	71,468	49,892
Amortization of mortgage servicing rights	(34,371)	(13,270)	(87,185)	(34,779)
Gain on sale of loans	72,733	3,654	174,506	78,713
Other	6,126	3,370	13,593	11,238

Total noninterest income	113,979	41,986	305,906	200,808

Noninterest expense:
Compensation and benefits	381,118	329,509	1,100,417	980,934
Occupancy expense	62,773	63,062	191,556	179,290
Equipment and data processing expense	92,124	85,909	279,340	266,737
SAIF deposit insurance premium	3,436	2,790	8,874	8,201
Supervisory and professional	28,508	15,100	78,699	43,439
Advertising	16,616	14,969	43,279	54,595
Loss on sale of foreclosed real estate	—	—	—	4,026
Correspondent banking charges	6,475	13,089	43,381	41,539
Other	66,660	70,437	202,158	197,772

Total noninterest expense	657,710	594,865	1,947,704	1,776,533

Earnings before income taxes	101,192	3,060	198,939	123,252
Income taxes	35,992	989	70,614	41,753

Net earnings	$65,200	$2,071	$128,325	$81,499

Basic and diluted earnings per share – See Note 2	$0.07	N/A	$0.12	N/A

See accompanying notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net earnings	$65,200	2,071	$128,325	81,499
Other comprehensive earnings:
Unrealized gain (loss) on securities and MBS available for sale, net	70,131	38,977	10,755	(20,074)

Comprehensive earnings	$135,331	41,048	$139,080	61,425

See accompanying notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$128,325	$81,499
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization:
Deferred loans fees, net	(29,034)	(42,734)
Premises and equipment	184,440	175,747
Premiums and discounts, net	29,356	4,329
ESOP expense	42,253	—
(Increase) decrease in accrued interest receivable	6,027	98,531
Increase (decrease) in accrued interest on deposits	(34,660)	(32,143)
Provision for loan losses	42,100	3,374
Loans originated for sale	(14,472,671)	(7,870,350)
Proceeds from sale of loans, net	14,828,177	7,944,213
Loss on foreclosed real estate, net	—	4,026
Gain on sale of loans	(174,506)	(73,863)
Change in other assets and other liabilities, net	107,990	(85,870)

Net cash provided by operating activities	657,797	206,759

Cash flows from investing activities:
Net change in loans receivable	(2,515,508)	6,262,090
Securities held to maturity:
Proceeds from maturity or call	15,000	—
Securities available for sale:
Purchases	(4,500,000)	(5,091,937)
Proceeds from maturity or call	4,750,000	4,248,537
Principal collections	6,628	36,624
Certificates of Deposit—Other Insured Institutions:
Purchases	—	(192,350)
Proceeds from maturity	192,350	450,000
Mortgage-backed securities available for sale:
Principal payments	1,932,448	615,823
Purchase	(10,069,404)	(494,616)
Additions to foreclosed real estate and other repossessed assets, net	(435)	128,947
Purchase of premises and equipment	(91,229)	(140,217)

Net cash provided by (used for) investing activities	$(10,280,150)	$5,822,901

(Continued)

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Continued)

	Nine Months Ended
	June 30,
	2003	2002
Cash flows from financing activities:
Net increase (decrease) in deposits	$(530,739)	$5,591,902
Proceeds from advances from the FHLB	1,500,000	—
Repayments of advances from the FHLB	(2,203,881)	(5,038,756)
Proceeds from issuance of common stock	8,362,981	—
Increase (decrease) in advances from borrowers for taxes and insurance	(247,427)	(257,161)

Net cash provided by (used for) financing activities	6,880,934	295,985

Net increase (decrease) in cash and cash equivalents	(2,741,419)	6,325,645
Cash and cash equivalents at beginning of period	11,045,672	3,405,873

Cash and cash equivalents at end of period	$8,304,253	$9,731,518

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on deposits and advances from FHLB	$1,184,231	1,910,276
Federal and state income taxes	$90,503	14,480
Real estate ond other assets acquired in settlement of loans	$6,763	—

See accompanying notes to consolidated financial statements.

CCSB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

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

On January 8, 2003, the Company became the holding company for the Bank upon the consummation of the Conversion. The Conversion was accomplished through the sale and issuance by the Company of 978,650 shares of common stock at $10 per share. Net proceeds from the sale of common stock were $9,145,901, inclusive of $782,920 related to shares held by the Bank’s employee stock ownership plan. Costs associated with the Conversion were deducted from the proceeds from the sale of the common stock and totaled $640,599.

The Bank operates as a federally-chartered stock savings bank, originally chartered by the State of Missouri in 1922. The Bank became a federally-chartered stock savings bank on January 8, 2003. The Bank’s deposit accounts are insured up to a maximum of $100,000 by the Savings Association Insurance Fund (SAIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).

Note 2 — Earnings Per Share

For the three months and nine months ended June 30, 2003, earnings (basic and diluted) per share were $0.07 and $0.12, respectively. Basic and diluted earnings per share are based upon the weighted-average shares outstanding during the period of January 8, 2003, to June 30, 2003. Earnings for the quarter ended December 31, 2002, are not included in the calculation of earnings per share for the nine-month period ended June 30, 2003. ESOP shares that have been committed to be released are considered outstanding. The weighted-average shares outstanding for basic and diluted per share for the three and nine months ended June 30, 2003, were 902,871 and 902,033, respectively. There are no stock options outstanding. Earnings per share for the three and nine months ended June 30, 2002, are not meaningful since there was no common stock outstanding during those periods.

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

Changes in Financial Condition

Total assets increased $7.1 million, or 9.0%, to $85.0 million at June 30, 2003, from $77.9 million at September 30, 2002. The increase is primarily attributed to the infusion of cash from the stock offering as part of the Conversion, which was primarily used to fund loans and adjustable-rate mortgage-backed securities (MBSs). However, total assets did increase $2.2 million during the recent quarter due to an influx of deposits in the latter part of the quarter.

Loans increased $2.5 million, or 5.0%, from $49.9 million at September 30, 2002, to $52.4 million at June 30, 2003. The change was due to an increase in shorter-term commercial real estate loans, construction and development loans, and consumer loans. Multi-family and nonresidential real estate loans increased from $5.3 million at September 30, 2002, to $7.0 million at June 30, 2003. Construction and development loans (net of loans-in-process) increased from $2.2 million at September 30, 2002, to $6.0 million at June 30, 2003. Consumer loans increased from $3.0 million at September 30, 2002, to $3.8 million at June 30, 2003. The Bank continued its strategy to sell long-term, fixed-rate single-family real estate loans in the secondary market; although, for approximately two months during this period, the Bank did retain fixed-rate loans with maturities of 15 years or less. Single-family real estate loans decreased from $39.2 million at September 30, 2002, to $35.3 million at June 30, 2003. Conversely, the portfolio of single-family real estate loans serviced for others increased from $17.5 at September 30, 2002, to $24.2 million at June 30, 2003. Additional cash flow from the conversion was used to purchase mortgage-backed securities, fund deposit outflow and repay maturing FHLB advances. MBS increased from $3.7 million at September 30, 2002, to $11.9 million at June 30, 2003. The investment in MBS has been in MBS collateralized by loans with repricing periods of five years or less.

Deposits decreased from $64.5 million at September 30, 2002, to $63.9 million at June 30, 2003. Although deposits decreased $531,000, the aggregate amount of transactional checking and savings accounts increased $2.3 million, or 8.0%, during the same period. This is the result of the Bank focusing its funding strategy on transactional accounts as opposed to higher-costing and traditionally more interest-rate sensitive certificates of deposit. Accordingly, the percentage of deposits consisting of transactional checking and savings accounts increased from 44.9% at September 30, 2002, to 48.9% at June 30, 2003. FHLB advances decreased from $5.9 million at September 30, 2002, to $5.2 million at June 30, 2003.

Stockholder’s equity increased $8.5 million, from $6.6 million at September 30, 2002, to $15.1 million at June 30, 2003, primarily as a result of the issuance of 978,650 shares of common stock in the initial public offering. Stockholder’s equity

CCSB FINANCIAL CORP.

increased $157,000 in the most recent quarter as the result of net earnings, ESOP accrual and an increase in accumulated other comprehensive earnings. At June 30, 2003, the book value per share was $15.43.

Results of Operations — Comparison of the Three and Nine-Month Periods Ended June 30, 2003 and 2002

Net earnings for the three and nine months ended June 30, 2003, were $65,000 and $128,000, respectively, compared to $2,000 and $81,000, respectively, for the same periods in 2002. Both net interest income and noninterest income improved during the periods, while noninterest expense and provision for loan losses were higher.

Net Interest Income.    Net interest income prior to the provision for loan losses increased $95,000, or 17.0%, for the three months ended June 30, 2003, and $180,000, or 10.6%, for the nine months ended June 30, 2003. The increase in net interest income can be attributed to an increase in interest-earning assets while interest-bearing liabilities declined during the periods as the result of the purchase of common stock by depositors. At June 30, 2003, interest-earning assets totaled $79.5 million compared to $72.4 million at September 30, 2002. In contrast, interest-bearing liabilities totaled $69.1 million at June 30, 2003, compared to $70.3 million at September 30, 2002. There was also a gradual shift from interest-bearing deposits in banks to higher yielding MBS and loans. Nevertheless, the historic decline in interest rates impacted both interest income and interest expense and continues to impact the net interest margin. While the improved ratio of interest-earning assets to interest-bearing liabilities has resulted in improved net interest income when compared to periods prior to the Conversion, it has been and may continue to be difficult to improve upon net interest income in periods after the Conversion as the result of the compression of the spread between the yield on earning assets and cost of interest-bearing liabilities.

Interest Income.    Interest income decreased from $1.1 million and $3.6 million for the three and nine months ended June 30, 2002, respectively, to $1.0 million and $3.0 million for the three and nine months ended June 30, 2003, respectively. Despite the increase in interest-earning assets as the result of the Conversion, interest income has been impacted by the historically low interest rates. Interest income on loans receivable, securities and other interest-earning assets declined. Interest income on MBS increased due to the increase in the aggregate balance during the periods.

Interest income from loans receivable decreased $119,000, or 12.5%, for the three-month period and $578,000, or 18.6%, for the nine-month period compared to the prior periods as higher-rate loans either paid off, refinanced or were modified to lower interest rates and adjustable-rate loans repriced to lower interest rates than in the prior period. Interest income from securities decreased $32,000, or 34.7%, and $81,000, or 28.0%, for the three and nine months ended June 30, 2003, respectively, compared to the same periods in the prior year as securities either matured or were called and new securities were purchased at lower interest rates. Interest income from other interest-earning assets, principally interest-bearing deposits, decreased from $38,000 for the three months ended June 30, 2002, to $17,000 for the three months ended June 30, 2003, and from $110,000 for the nine months ended June 30, 2002, to $88,000 for the nine months ended June 30, 2003. This was the result of lower interest rates and a decrease in the overall average balance. The increase in interest income on MBS was due to the increased investment in MBS, as previously noted. Interest income on MBS increased from $25,000 and $74,000 for the three and nine months ended June 30, 2002, respectively, to $90,000 and $208,000 for the three and nine months ended June 30, 2003, respectively.

Interest expense.    The impact of the historically low interest rates had even a greater impact on interest expense. The infusion of cash and the Bank’s increased liquidity position also allowed for the pay-off of higher-rate FHLB advances. Interest expense decreased from $549,000 and $1.9 million for the three and nine months ended June 30, 2002, respectively, to $347,000 and $1.1 million for the three and nine months ended June 30, 2003. Interest expense on deposits decreased $167,000, or 38.0%, for the three-month period and $543,000, or 36.8%, for the nine-month period as deposits repriced to lower rates than in the prior period. The Bank’s funding strategy focusing on lower interest-bearing transactional accounts as opposed to higher interest-bearing certificates of deposit has also had a favorable impact. Due to the pay-off of higher-rate FHLB advances, interest expense on borrowings decreased $35,000, or 32.0%, for the three-month period and $186,000, or 46.3%, for the nine-month period.

Provision for Loan Losses.    Based on the continued growth of commercial real estate and nonmortgage loans, construction and development loans, and consumer loans, provision for loan losses of $8,000 and $42,000 were recorded for the three and nine months ended June 30, 2003, respectively, compared to $2,000 and $3,000 for the three and nine months ended June 30, 2002, respectively. The provision increased the allowance for loan losses to the amount considered adequate by management based on current economic conditions, loan portfolio composition, historical loss experience, and a review of selected individual loans.

CCSB FINANCIAL CORP.

Noninterest Income.    Noninterest income increased from $42,000 and $201,000 for the three and nine months ended June 30, 2002, respectively, to $114,000 and $306,000 for the three months and nine months ended June 30, 2003, respectively. The improvement was primarily due to increases in service charges and fees and gain on the sale of loans, partially offset by higher amortization of mortgage servicing rights.

Gain on sale of loans increased $69,000 for the three-month period and $96,000 for the nine-month period. For the three months ended June 30, 2003, gain on sale of loans totaled $73,000 and for the nine months ended June 30, 2003, gain on sale of loans totaled $175,000. Such gains are indicative of the low interest rate environment, which has resulted in the growth in refinancing activity in recent periods and in particular fixed-rate loans. The Bank’s strategy not to retain fixed-rate loans has resulted in the growth of secondary market activities. If refinancing activity were to slow, such gains cannot be expected. The growth in loans serviced for others and the amount of refinancing activity has also resulted in the increased amortization of mortgage servicing rights (MSRs). The amortization of MSRs increased $21,000 and $52,000 for the three- and nine-month periods, respectively, offsetting increases in loan service fee income. Loan service charges increased $6,000 and $22,000 for the three-and nine-month periods, respectively. At June 30, 2003, the fair value of MSRs was $169,000. MSRs are amortized in proportion to, and over the period of, estimated net servicing income. The amortization of MSRs will continue to have an impact on noninterest income if the amount of loans serviced for others continues to increase or if interest rates remain at historically low levels resulting in more loan payoffs. Service charges on deposit accounts increased to $45,000 and $134,000 for the three and nine months ended June 30, 2003, respectively, from $30,000 and $96,000 for the three and nine months ended June 30, 2002, respectively. The increase in service charges for deposit accounts from the prior periods was due to fee income generated from the implementation of overdraft privileges and the increase in transactional deposit accounts.

Noninterest expense.    Noninterest expense increased from $595,000 and $1.8 million for the three and nine months ended June 30, 2002, respectively, to $658,000 and $1.9 million for the three and nine months ended June 30, 2003, respectively. The increases were due primarily to higher compensation and benefits expense, which increased from $330,000 and $981,000 for the three and nine months ended June 30, 2002, respectively, to $381,000 and $1.1 million for the three and nine months ended June 30, 2003, respectively. The increase is due to expense of the Employee Stock Ownership Plan (ESOP) approved as part of the Conversion, an increase in staff, higher health insurance premium costs, and higher salaries and compensation for directors, officers and employees. In addition, for the three-month period, increases were noted in equipment and data processing expense, deposit insurance premiums, supervisory and professional expense and advertising, partially offset by decreases in occupancy expense, correspondent banking charges and other noninterest expense. The increase in supervisory and professional expense was particularly related to being a publicly-traded company. For the nine-month periods, increases are noted in all subcategories with the exception of advertising expenses and the prior period had a loss on the sale of foreclosed assets.

Income Taxes.    Income taxes increased from the prior periods due to higher earnings before income taxes.

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

CCSB FINANCIAL CORP.

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

Commitments to originate loans are legally binding agreements to lend to the Bank’s customers. Letters of credit are conditional commitments issued by the Bank to guarantee the performance of the borrower to a third party. At June 30, 2003, commitments, which generally expire in 180 days or less, to originate adjustable and fixed-rate mortgage loans for portfolio (including related loans in process) were approximately $2,374,000 and $445,000, respectively. Interest rates on fixed-rate loans ranged from 5.75% to 6.25%. Also at June 30, 2003, commitments to originate consumer loans totaled $619,000, of which $42,000 were fixed-rate loans ranging from 5.75% to 7.50%. Commitments on behalf of borrowers for unused lines of credit on home equity loans, lines of credit secured by other real estate and commercial non-real estate loans were approximately $3,616,000 (including $49,000 that is fixed-rate) expiring in seven years or less. Commitments on behalf of borrowers for outstanding letters of credit amounted to $257,000 at June 30, 2003.

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

The Bank’s actual and required capital amounts and ratios at June 30, 2003, are as follows:

	Actual		Minimum Required
			for Capital Adequacy		to be "Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholder's equity of the bank	$10,542
Unrealized gain on securities AFS, net	(84)

Tangible capital	$10,458	12.4%	$1,269	1.5%
Includable unrealized gain on equity securities available for sale, net	—
General valuation allowance	240

Total capital to risk-weighted assets	$10,698	24.4%	$3,512	8.0%	$4,391	10.0%

Tier 1 capital to risk-weighted assets	$10,458	23.8%	$1,756	4.0%	$2,634	6.0%

Tier 1 capital to total assets	$10,458	12.4%	$3,384	4.0%	$4,230	5.0%

Asset Quality

At June 30, 2003, there was one single-family loan in the amount of $33,000 that was over 90 days past due and on nonaccrual status. There were no other nonperforming or nonaccrual loans, and no loans or assets adversely classified. The Bank held one repossessed asset with a book value under $1,000 and no property classified as real estate owned. At June 30, 2003, there were five single-family mortgage loans totaling $291,000, including the above-mentioned single-family loan, and two consumer loans totaling $8,000 designated as special mention. There were no other loans, which were not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and would result in disclosure as nonaccrual, 90 days past due or restructured.

Allowance for Loan Losses

At June 30, 2003, the allowance for loan losses was $240,000. Management believes that all known losses in the loan portfolio that are both probable and reasonable to estimate have been recorded as of June 30, 2003. The following is a summary of activity in the allowance for loan losses:

	Nine Months Ended
	June 30,	June 30,
	2003	2002
	(Unaudited)	(Unaudited)
Balance, beginning of period	$206,035	$190,313
Loan charge-offs	(11,089)	(2,552)
Loan recoveries	3,043	1,900
Provision charged to expense	42,100	3,374

Balance, end of period	$240,089	$193,035

CCSB FINANCIAL CORP.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CCSB FINANCIAL CORP.

PART II — Other Information

Item 1 — Legal Proceeding

There are no material legal proceedings to which the Company and Bank is a party or of which any of their property is subject. From time to time, the Bank is a party to various legal proceedings incident to its business.

Item 2 — Changes in Securities

None.

Item 3 — Defaults upon Senior Securities

Not applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits and Reports on Form 8-K.

(a)	Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(b)	Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(c)	Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(d)	Reports on Form
(e)	8-K: Form 8-K on the release of earnings filed May 2, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CCSB FINANCIAL CORP. (Registrant)

DATE: August 5, 2003	/s/ John R. Davis
John R. Davis, Chairman, President, and Chief Executive Officer (Principal Executive Officer)

DATE: August 5, 2003	/s/ Mario Usera
Mario Usera, Executive Vice President, and Chief Financial Officer (Principal Financial Officer)

DATE: August 5, 2003	/s/ Deborah A. Jones
Deborah A. Jones, Senior Vice President, Secretary, and Treasurer (Principal Accounting Officer)