Form 10KSB
period 2003-09-30
CCSB FINANCIAL CORP
filed 2003-12-23
CIK 1189356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-50143

CCSB FINANCIAL CORP.

(Name of Small Business Issuer in its Charter)

Delaware	32-0034299
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1178 West 152 Highway, Liberty, Missouri	64068
(Address of Principal Executive Office)	(Zip Code)

(816) 781-4500

(Issuer’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

(1)   YES  ☒    NO  ☐

(2)   YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  ☒

The Registrant’s revenues for the fiscal year ended September 30, 2003 were $4.4 million.

As of December 1, 2003, there were 978,650 shares issued and outstanding of the Registrant’s Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of December 1, 2003 was $11.8 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of Annual Report to Stockholders (Parts II and IV)

2.	Proxy Statement for the 2004 Annual Meeting of Stockholders (Part III)

PART I

ITEM 1.	Business

CCSB Financial Corp.

CCSB Financial Corp. was organized in September 2002 at the direction of the Board of Directors of Clay County Savings Bank (formerly, Clay County Savings and Loan Association) for the purpose of acting as the stock holding company of Clay County Savings Bank. CCSB Financial Corp. holds 100% of the common stock of Clay County Savings Bank, and its principal business is overseeing and directing the business of Clay County Savings Bank. At September 30, 2003, CCSB Financial Corp. had total consolidated assets of $85.5 million, total deposits of $64.2 million and stockholders’ equity of $15.0 million.

CCSB Financial Corp.’s office is located at 1178 West 152 Highway, Liberty, Missouri, 64068. Its telephone number is (816) 781-4500.

Clay County Savings Bank

General

Clay County Savings Bank was founded in 1922 as a state-chartered mutual savings and loan association with the name Clay County Building and Loan Association. In 1967, we changed our name to Clay County Savings and Loan Association and, in 1995, we converted to a federal mutual savings association charter. As part of our conversion from the mutual to stock form of organization in 2003, we converted to a federally chartered savings bank and changed our name to Clay County Savings Bank. Clay County Savings Bank has a total of four offices located in Clay County, Missouri. Our main office and a branch office are located in Liberty, and branch offices are also located in Kearney and Smithville. Clay County Savings Bank is regulated by the Office of Thrift Supervision and deposits are insured by the Federal Deposit Insurance Corporation under the Savings Association Insurance Fund. Clay County Savings Bank has been a member of the Federal Home Loan Bank System since 1937.

Clay County Savings Bank has been, and continues to be, a community-oriented savings institution offering a variety of financial products and services to meet the needs of the communities we serve. Clay County Savings Bank was established primarily to serve the home financing needs of the public and now serves the expanded credit needs of area residents and businesses in its market area similar to a community bank but with a focus on real estate lending. Our principal business consists of attracting retail deposits from the general public in the areas surrounding our branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, construction loans, multi-family and commercial real estate loans, mortgage related securities and various other securities. We also invest in commercial business loans and consumer and other loans, including home equity and automobile loans. Our revenues are derived principally from the interest on mortgage, commercial and consumer loans, securities, loan origination and servicing fees, and service charges and fees collected on deposit accounts. Our primary sources of funds are deposits, borrowings, and principal and interest payments on loans and securities.

Market Area

Clay County Savings Bank serves communities located in Clay and Platte Counties and in surrounding counties in Missouri from its main office in Liberty and its branch offices in Liberty, Kearney and Smithville. Liberty, Kearney and Smithville are all located in Clay County, which is part of the Kansas City Metropolitan Statistical Area. Clay and Platte Counties have a combined population of approximately 258,000 as of 2000. Clay and Platte Counties are rapidly developing suburban markets, and are home to a large number of people who commute to jobs in areas closer to Kansas City. Most of the employment in Clay and Platte Counties is provided by light manufacturing, services and retail trade. Clay and Platte Counties have experienced increases in population as the Kansas City outer suburbs have expanded. Since 1990, these areas have experienced significant increases in population. The Clay County population increased from approximately 153,000 in 1990 to approximately 184,000 in 2000, representing a 19.9% increase. The Platte County population increased from approximately 58,000 in 1990 to approximately 74,000 in 2000, representing a 27.5% increase.

Estimated per capita annual income for 2000 was approximately $23,100 for Clay County, and $26,400 for Platte County, as compared to the Missouri state average of $19,900 and the United States average of $21,600. Median household income levels showed similar patterns, as Clay and Platte Counties reported income of $48,300 and $55,800, respectively, compared to $37,900 for the Missouri state average and $42,000 for the United States average.

Competition

We face significant competition in both originating loans and attracting deposits. Our market area has a large number of financial institutions, most of which are significantly larger institutions with greater financial resources than Clay County Savings Bank, and all of which are our competitors to varying degrees. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies.

Lending Activities

General. Our loan portfolio is comprised mainly of one- to four-family real estate loans. The majority of these loans have adjustable rates of interest. In addition to one- to four-family real estate loans, our loan portfolio consists primarily of construction loans, commercial real estate loans, multi-family loans and home equity loans, including home equity lines of credit. To a lesser extent, we originate loans secured by automobiles, deposits and commercial business loans. At September 30, 2003, our gross loans totaled $57.6 million, of which $32.9 million, or 57.0%, were secured by one- to four-family real estate, $13.1 million, or 22.7%, were construction and land development loans, $5.0 million, or 8.6%, were secured by commercial real estate and $1.4 million, or 2.4%, were secured by multi-family properties. We also originate a variety of consumer loans including loans secured by deposits and automobiles, as well as home equity loans and lines of credit. At September 30, 2003, our consumer loans totaled $4.6 million, or 8.0% of total loans, of which $3.0 million, or 5.2% of total loans, were home equity loans or lines of credit. We also originate commercial business loans. At September 30, 2003, commercial business loans totaled $742,000, or 1.3% of total loans.

We try to reduce our interest rate risk by making our loan portfolio more interest rate sensitive. Accordingly, we offer adjustable-rate mortgage loans, balloon loans and short- and medium-term, fixed-rate mortgage loans. Due to the current low interest rate environment, we are currently selling all balloon and fixed rate single-family, owner-occupied mortgage loans that we originate. In addition, we offer shorter-term consumer loans with adjustable interest rates. At September 30, 2003, $32.9 million, or 57.1% of our total loans had adjustable rates of interest.

Loan Portfolio Composition. The following table shows the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	At September 30,
	2003		2002
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$32,876	57.0%	$39,173	75.7%
Multi-family (1)	1,392	2.4	1,550	3.0
Commercial real estate (2)	4,975	8.6	3,708	7.2
Construction and land development	13,054	22.7	3,783	7.3

Total real estate loans	52,297	90.7	48,214	93.2

Other Loans:
Consumer Loans:
Deposit account	180	0.3	176	0.3
Automobile	577	1.1	764	1.5
Home equity	799	1.4	992	1.9
Home equity (Lines of Credit) (3)	3,016	5.2	1,027	2.0
Other	21	—	25	0.1

Total consumer loans	4,593	8.0	2,984	5.8

Commercial business loans (4)	742	1.3	555	1.0

Total loans	57,632	100.0%	51,753	100.0%

Less:
Loans in process	5,328		1,624
Deferred fees and discounts	59		20
Allowance for losses	249		206

Total loans receivable, net	$51,996		$49,903

(1)	Commitments for unused lines of credit for multi-family loans were $36,000 at September 30, 2003.
(2)	Commitments for unused lines of credit for commercial real estate loans were $824,000 at September 30, 2003.
(3)	Commitments for unused lines of credit for home equity lines of credit were $2,337,000 at September 30, 2003.
(4)	Commitments for unused lines of credit for commercial business loans were $737,000 at September 30, 2003.

Loan Maturity. The following table sets forth certain information at September 30, 2003, regarding the dollar amount of loans maturing in Clay County Savings Bank’s portfolio based on their final contractual maturity, but does not include scheduled repayments or potential prepayments.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In Thousands)
One- to four-family real estate	$205	$122	$654	$4,203	$12,103	$15,589	$32,876
Multi-family real estate	765		413	214			1,392
Commercial real estate	936	1,305	2,196	178	360		4,975
Construction and land	8,043	1,261	3,750				13,054
Consumer	208	368	3,453	564			4,593
Commercial	705	37					742

Total loans	$10,862	$3,093	$10,466	$5,159	$12,463	$15,589	$57,632

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at September 30, 2003, the dollar amount of all fixed-rate and adjustable-rate loans due after September 30, 2004.

	Due After September 30, 2004
	Predetermined Rate	Floating or Adjustable Rates	Total
	(In Thousands)
One- to four-family real estate	$9,474	$23,197	$32,671
Multi-family real estate	627	—	627
Commercial real estate	3,523	516	4,039
Construction and land development	1,275	3,736	5,011
Consumer	1,369	3,016	4,385
Commercial	—	37	37

Total loans	$16,268	$30,502	$46,770

One- to Four-Family Real Estate Loans. Our primary lending activity consists of originating one- to four-family, residential mortgage loans, secured by properties located in our market area. At September 30, 2003, these loans totaled $32.9 million, or 57.0%, of our total loan portfolio. The large majority of these loans are secured by owner-occupied properties.

We currently offer one- to four-family real estate loans with terms up to 30 years. We offer one- to four-family loans with adjustable or fixed interest rates. We also offer loans with a balloon feature after five years. Our adjustable-rate mortgage loans are currently originated with an initial interest rate fixed for one, three or seven years, and annual adjustments thereafter based on changes in the one-year Treasury constant maturity index. Our adjustable-rate mortgage loans on owner-occupied properties generally have an interest rate adjustment limit of 200 basis points per adjustment, with a maximum lifetime interest rate adjustment limit of 500 basis points. We generally charge higher interest rates, with higher interest rate adjustments, on adjustable-rate loans on non-owner-occupied properties. We currently offer adjustable-rate loans with discounted or teaser rates, i.e., with initial rates below those which would prevail under the foregoing computations based upon our determination of market factors and competitive rates for adjustable-rate loans in our market. However, on such discounted rate adjustable-rate loans, borrowers are qualified at both the initial rate and at the fully indexed rate. Our adjustable-rate loans are typically originated in conformity with Freddie Mac guidelines, although our current policy is to retain adjustable-rate loans in our portfolio.

In the past, we offered adjustable-rate mortgage loans with interest rate adjustment limits of 100 or 150 basis points per adjustment, and we currently have $5.3 million of such loans in our portfolio. We have also offered in the past adjustable-rate loans tied to the national monthly median cost of funds ratio to OTS regulated, SAIF-insured institutions, and we currently have $3.2 million of such loans in our portfolio.

During the current low interest rate environment, most of our fixed rate and balloon loans originated on owner-occupied properties were sold in the secondary market. We originate our fixed rate loans in conformity with Freddie Mac guidelines in order to facilitate such secondary market sales. Generally, we retain servicing on all loans sold.

One- to four-family real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. Our conventional residential mortgage loans customarily contain “due on sale” clauses which permit us to accelerate the indebtedness of the loan upon transfer of ownership of the mortgage property.

The retention of adjustable-rate loans in our portfolio helps reduce exposure to changes in interest rates. However, there are credit risks resulting from potential increased costs to the borrower as a result of rising interest rates. During periods of rising interest rates, the risk of default on adjustable-rate mortgages may increase due to the upward adjustment of interest cost to the borrower.

At September 30, 2003, $9.7 million, or 29.4% of our one- to four-family real estate loans had fixed rates of interest (inclusive of balloon loans), and $23.2 million, or 70.6% of such loans, had adjustable rates of interest. During the year ended September 30, 2003, we originated $8.0 million in adjustable-rate mortgage loans and $24.1 million in fixed-rate mortgage loans, of which $1.5 million had a balloon payment. We sold $19.0 million, or 78.7%, of the fixed-rate and balloon loan originations directly to Freddie Mac during the year ended September 30, 2003. We also sold a $239,000 adjustable-rate mortgage loan during the period due to loans-to-one borrower limitations.

Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For borrowers who do not obtain private mortgage insurance, our lending policies generally limit the maximum loan-to-value ratio on both fixed-rate and adjustable-rate mortgage loans to 85% of the appraised value of single family and two unit condominium and townhomes and 70% of the appraised value of three and four unit residential properties. The maximum loan-to-value that will be considered on a single family dwelling is 95% if the maximum loan amount is $275,000 or less and 90% for loans up to $350,000. On a limited number of loans available to first-time home buyers, we will consider a loan-to-value ratio up to 97% of the lower of the purchase price or the appraised value. Loans secured by two unit dwellings will be originated with a maximum loan to value of 90% and with a lending limit of up to $275,000. Loans secured by condominiums and townhomes may be originated with maximum loan-to-value ratios of 95% with a loan amount not exceeding $275,000. For one- to four-family real estate loans with loan-to-value ratios of between 85% and 95%, we require the borrower to obtain private mortgage insurance. We also require homeowners insurance and fire and casualty insurance on properties securing real estate loans.

Construction and Land Development Loans. We originate three types of residential construction loans: (1) construction/speculative loans, (2) construction/custom loans, and (3) construction/permanent loans. We also originate construction loans on multi-family or nonresidential properties and land development loans to area homebuilders that are secured by individual unimproved or improved residential building lots.

As of September 30, 2003, construction and land development loans totaled $13.1 million, or 22.7% of our total loan portfolio, of which $9.3 million, or 16.2% of total loans, were construction loans secured by one- to four-family residential properties. At September 30, 2003, we also had one construction loan in the amount of $2,475,000 secured by church property and two land development loans totaling $1.3 million. For more information regarding the church property loan, see “Loans-to-One-Borrower.”

Construction/speculative loans are made to area homebuilders who do not have, at the time the loan is originated, a signed contract with a homebuyer who has a commitment for permanent financing with either Clay County Savings Bank or another lender. The builder may enter into a purchase and sale contract with the homebuyer either during or after the construction period. These loans have the risk that the builder will have to make interest and principal payments on the loan and finance real estate taxes and other holding costs of the completed home for a significant time after the completion of construction. Funds are disbursed in phases as construction is completed. All construction/speculative loans require that the builder-borrower personally sign the note as borrower or co-borrower. These loans are generally originated for a term of twelve months, with interest rates that are fixed for the term of the loan, and with a loan-to-value ratio of no more than 85% of the lower of cost or the estimated value of the completed property, although under certain circumstances we will originate a construction loan with a loan-to-value ratio of up to 89%. The largest number of construction/speculative loans we have originated to a single borrower at any given time during the year ended September 30, 2003, was for five properties and highest aggregate balance of construction/speculative loans to a single borrower was $641,000. Our policy requires that all construction/speculative loans to one builder cannot exceed $1.0 million at any one time.

Construction/custom loans are made to either an individual who has contracted with a builder to construct their personal residence, or to a builder who has a signed contract to build a new home for the homeowner. The terms of construction/custom loans are similar to those of construction/speculative loans. We may offer extended commitments to originated permanent financing on the construction/custom loans that we originate. These extended commitments are typically honored for terms up to one year, and are at interest rates 50 basis points above the prevailing interest rate at the time of the commitment. During the year ended September 30, 2003, we began to offer construction/permanent financing to these individuals as well.

At September 30, 2003, the largest outstanding concentration of credit to one builder (for both speculative and custom loans) consisted of four loans with an aggregate balance of $756,000. At that date, we also had outstanding one large construction/permanent loan in the amount of $1,275,000 to a borrower for the purpose of construction of a personal residence.

Construction lending generally involves a greater degree of risk than other one- to four-family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the home construction. Construction delays or the financial impairment of the builder may further impair the borrower’s ability to repay the loan.

Our procedures for underwriting construction loans include an assessment of the borrower’s credit history and the borrower’s ability to meet other existing debt obligations, as well as payment of principal and interest on the proposed loan. Loans to builders are also based upon the builder’s prior experience and our prior relationship with the builder. Construction loans on nonresidential property and land development loans are based on the analysis of the source of repayment and the financial strength of the borrower and principals. Additionally, we will obtain an appraisal of the real estate and, if appropriate, an environmental assessment. Loans for the construction of nonresidential property and land development loans are generally limited to the lower of the estimated cost of the land and improvements or 75% of the appraised value.

Commercial Real Estate Loans. At September 30, 2003, $5.0 million, or 8.6% or our total loan portfolio consisted of loans secured by commercial real estate properties. Our commercial real estate loans are secured by land and improved property such as offices, churches, small business facilities, strip mall shopping centers, motels, and other income producing, non-residential buildings. Our commercial real estate loans are currently offered with adjustable rates or balloon features, although we have offered fixed rates in the past. The adjustable-rate commercial real estate loans are generally tied to the prime rate. Our commercial real estate loans are currently offered with amortization schedules of up to 25 years. At September 30, 2003, the average balance of our commercial real estate loans was $216,000, and our largest commercial real estate loan was $837,000 secured by a motel. In addition, at September 30, 2003, we had two loans secured by commercially-zoned land with an aggregate balance of $1.6 million, of which $485,000 has been sold in a participation to another lender.

We generally obtain appraisals on properties securing commercial real estate loans. An appraisal may not be obtained where the loan to be originated is less than $250,000 and the loan to value is based on other information that is evaluated by our Senior Vice President of Lending, Executive Vice President

or President. We generally will make commercial real estate loans for up to 80% of the cost, or the appraised value, of the property securing the loan, except for cash out refinancings, which are limited to 75% of the appraisal value of the property securing the loans.

Prior to funding a loan secured by commercial property, we may obtain an environmental assessment from the loan applicant, depending upon the nature of the property. If appropriate, we will obtain an environmental assessment from an independent, licensed environmental engineer regarding any environmental risks that may be associated with the property. The cost of the environmental assessment is, in all cases paid by the applicant. The level of the environmental engineer’s evaluation of a property will depend on the facts and circumstances relating to the specific loan, but generally the environmental engineer’s actions will range from a consultant’s discretionary environmental assessment to a Phase II environmental report. The underwriting process for commercial real estate loans includes an analysis of the debt service coverage of the collateral property. We typically require a debt service coverage ratio of 115% or higher.

Loans secured by commercial real estate generally have larger loan balances and more credit risk than one- to four-family mortgage loans. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. However, commercial real estate loans generally have higher interest rates than loans secured by one- to four-family real estate.

Multi-Family Loans. At September 30, 2003, $1.4 million, or 2.4% of our total loan portfolio consisted of loans secured by multi-family real estate. As of that date, we had three multi-family loans in our portfolio. We originate fixed-rate and adjustable-rate multi-family real estate loans with amortization schedules of up to 15 years for fixed-rate loans and 25 years for adjustable-rate loans. We also originate multi-family loans with balloon features. We generally lend up to 80% of the property’s appraised value, except for cash out refinancings, which are limited to 75% of the appraised value of the property securing the loans. If deemed necessary, we obtain an environmental assessment from an independent engineering firm of any environmental risks that may be associated with a particular building or the site. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans. Appraisals are performed on all multi-family loans that exceed $250,000.

Multi-family real estate lending is generally considered to involve a higher degree of credit risk than one- to four-family lending. Such lending may involve large loan balances concentrated on a single borrower or group of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project. Consequently the repayment of the loan may be subject to adverse conditions in the real estate market or the economy generally.

Consumer Loans. We are authorized to make loans for a variety of personal and consumer purposes. As of September 30, 2003, consumer loans totaled $4.6 million, or 8.0% of our total loan portfolio. Our consumer loans consist primarily of home equity loans, home equity lines of credit, and automobile loans. Our procedure for underwriting consumer loans includes an assessment of the applicant’s credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any.

The largest component of our consumer loans consist of home equity loans and home equity lines of credit, the total of which amounted to $799.000, or 1.4% and $3.0 million, or 5.2%, respectively, of our total loan portfolio, as of September 30, 2003. We commenced offering the home equity lines of credit in February 2002, and this product has been well received by our customers. Home equity loans and home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. Home equity loans may have terms of up to 10 years, and are originated at a fixed rate of interest. Home equity lines of credit are revolving lines of credit and have adjustable rates of interest. At September 30, 2003, our home equity lines of credit were eligible to be funded up to $5.4 million. We generally offer home equity loans and lines of credit up to $150,000 with a maximum loan to value ratio of 89% (including senior liens on the collateral property). We currently offer home equity lines of credit for a period of five years, and generally at rates tied to the prevailing prime interest rate.

Automobile loans accounted for $577,000 of our consumer loans at September 30, 2003. Our automobile loans generally have terms that do not exceed five years and carry a fixed-rate of interest. Generally, automobile loans are made in amounts up to 80% of the purchase price on new vehicles, and up to the NADA loan value or 80% of the NADA retail value on used vehicles. Collision and comprehensive insurance and vendor single-interest coverage is required on all automobile loans. Our automobile loans are made directly to the car buyers, and we do not participate in indirect automobile loan programs though car dealerships.

We make loans secured by deposit accounts up to 95% of the amount of the available deposit balance. We also make other consumer loans that may or may not be secured. The terms of the loans vary depending on the collateral.

Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

Commercial Business Loans. In addition to commercial real estate loans, we also engage in small business commercial lending, including business installment loans, lines of credit and other commercial loans. At September 30, 2003, commercial business loans totaled $742,000, or 1.3% of total loans, which (with the exception of $59,000) consisted of lines of credit. At September 30, 2003, our commercial business lines of credit were eligible to be funded up to $1.4 million. We originate both secured and unsecured commercial business loans to businesses located in our primary lending area. Commercial business loans are originated as both fixed-rate loans and adjustable-rate loans set at a percentage above the prime rate. Subsequent to September 30, 2003, we originated two commercial business installment loans, secured by heavy construction equipment, in the aggregate amount of $873,000 and we entered into a commitment to increase a borrower’s existing line of credit, secured by real estate and inventory, by $550,000.

Our underwriting standards for commercial business loans include a review of the applicant’s tax returns, financial statements, credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan based on cash flows generated by the applicant’s business.

Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. We typically require a principal of the company obtaining a commercial business loan to personally sign the note as a co-borrower.

Loan Originations, Purchases, Sales and Servicing. Although we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in our market area. This includes commercial banks, savings institutions, credit unions, and mortgage banking companies. Our loan originations come from a number of sources, including real estate broker referrals, existing customers, borrowers, builders, attorneys, and “walk-in” customers.

Our lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures adopted by management and the Board of Directors. Upon receipt of a loan application from a prospective borrower, a credit report, tax returns and verifications are ordered or requested to confirm specific information relating to the loan applicant’s employment, income and credit standing. On commercial loans, the source of repayment is substantiated through financial data on the income-producing collateral property or the business. On loans secured by real estate, an appraisal or evaluation (depending on the size and/or purpose of the loan) is undertaken by an independent fee appraiser. Home equity loans may be substantiated by existing appraisals or tax assessed values. All loans are processed at the main office. Approval is dependent on the size and type of loan. Generally, residential loans up to $400,000 and consumer loans up to $30,000 may be approved by the Senior Vice President for Lending, Executive Vice President or President. Consumer loans up to $30,000 may also be approved by the Vice President for Lending. Our loan committee approves consumer loans greater than $30,000 and commercial real estate and commercial business loans up to $400,000. The Board of Directors must approve all loans over $400,000.

We typically do not purchase loans. However, in July 2002 we purchased from another lender a $250,000 participation in a $1.1 million line of credit secured by manufactured homes, and in May 2003 we increased the amount of this participation to $600,000. The participation is a last in/first out arrangement pursuant to which our participation will be repaid first. In the current interest rate environment, we have recently increased our sale of loans in the secondary market. For the year ended September 30, 2003, we sold $19.0 million of conforming residential one- to four-family loans. The residential loans sold are fixed-rate residential loans with maturities of 10 to 30 years or loans with balloon features after five years. In recent years, we have also sold participations in other loans due to loans-to-one borrower limitations, including a $239,000 loan sold in the year ended September 30, 2003. We generally sell loans on a servicing retained basis. At September 30, 2003, we had a total of $27.3 million of loans (in part or whole) that we serviced for others.

The following table shows the loan origination, sales, purchase and repayment activities of Clay County Savings Bank for the years indicated.

	Years Ended September 30,
	2003	2002
	(In Thousands)
Originations by Type:
Real estate—one- to four-family	$32,041	$26,124
– multi-family	—	1,220
– commercial	2,955	2,315
– construction & land development	14,324	6,279
Non-real estate – consumer	4,305	4,193
– commercial business	185	416

Total loans originated	53,810	40,547

Purchases by Type:
Non-real estate—commercial business	350	250

Total loans originated	350	250

Sales and Repayments:
Real estate—one- to four-family loans sold	19,203	11,321
– commercial loans sold	—	610

Total loans sold	19,203	11,931
Principal repayments	36,650	37,048

Total reductions	55,853	48,979

Increase (decrease) in other items, net	3,786	(1,193)

Net increase (decrease)	$2,093	$(9,375)

Loan Commitments. We issue commitments for mortgage loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 45 days from approval, depending on the type of transaction. At September 30, 2003, we had loan commitments (excluding undisbursed portions of interim construction loans of $5.3 million) to originate adjustable and fixed-rate mortgage loans for portfolio of $453,000 and $678,000, respectively. Commitments on behalf of borrowers for unused lines of credit secured by multi-family property, commercial real estate other collateral totaled $1.6 million and for unused home equity lines of credit totaled $2.3 million. For information regarding longer-term commitments for permanent financing in connection with our construction loans, see”—Construction and Land Development Loans.” Additionally, letters of credit are conditional commitments issued by the Bank to guarantee the performance of the borrower to a third party. At September 30, 2003, outstanding letters of credit amounted to $257,000.

Loan Fees. In addition to interest earned on loans, we receive income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to our loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions. We currently charge loan origination fees equal to 1% of the loan amount on non-owner-occupied residential loans, construction loans, commercial real estate and multi-family loans and commercial business loans. In accordance with applicable accounting standards, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans using the interest method. Fees collected and costs on loans originated and sold to investors are included in the computation of the gain on sale of loans and recognized in the period in which the loan is originated and sold. We recognized $37,000 of deferred loan fees during the year ended September 30, 2003, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

Loans-to-One-Borrower. Federal savings banks are subject to the same loans-to-one-borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At September 30, 2003, our general lending limit was $1.6 million.

Subject to regulatory approval, an institution may be permitted to grant loans-to-one borrower up to an amount equal to 30% of unimpaired capital and surplus if such loans were for the purpose of developing domestic residential housing units. Subject to certain conditions imposed in a notification letter dated November 8, 1994, the Office of Thrift Supervision has granted us permission to use the higher lending limit. The primary conditions are that no loan shall be used to finance a single-family dwelling with a purchase price greater than $500,000 and all loans made under this exemption shall not exceed 150% of unimpaired capital and surplus. At September 30, 2003, we had one lending relationship in which the 30% exemption was applied. This lending relationship totaled $2.2 million as of that date. At September 30, 2003, we also have a loan in the amount of $2,475,000 in which CCSB Financial Corp., our parent company, holds a $900,000 participation that falls within the bank’s regulatory limitation because the parent company’s portion is not counted toward the limitation. At September 30, 2003, we had 17 lending relationships in which the total amount outstanding exceeded $500,000. All of the loans under these large lending relationships were performing in accordance with their terms.

Asset Quality

When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to correct the delinquency and restore the loan to a current status. We will send a borrower a reminder notice 15 days after the due date if a payment has not been made. Our Senior Vice President of Lending has discretion and may or may not make direct telephone contact with the borrower at that time. If the borrower does not remit the entire payment due by the end of the month or 30 day period, we will try to make direct contact with the borrower to arrange a payment plan. At the direction of our Board of Directors, if a satisfactory payment plan is not established within 60 days of the due date, we will send a demand letter to the borrower. An exception to this is in regard to consumer loans. On consumer loans, the Senior Vice President of Lending has discretion to send a demand letter to the borrower, if a satisfactory payment plan is not established within 30 days of the due date. After expiration of the period established within the demand letter, we may instruct our attorneys to initiate foreclosure proceedings if the collateral is real estate or we may begin the process of repossession for other property.

Our policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate and our actions and plans to cure the delinquent status of the loans and to dispose of any real estate acquired through foreclosure or other property acquired by repossession.

Non-Performing Loans. All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, there is reasonable probability of loss of principal or the collection of additional interest is deemed insufficient to warrant further accrual. Generally, we place all loans more than 90 days past due on non-accrual status. In addition, we place any loan on non-accrual status if any part of it is classified as loss or if any part has been charged-off, or if management otherwise determines the loan to be uncollectible. When a loan is placed on non-accruing status, total interest accrued and unpaid to date is reversed. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

As of September 30, 2003, there was one consumer loan secured by an automobile in the amount of $11,000 that was on non-accrual status, although the loan was not yet 90 days past due. Subsequent to September 30, 2003, the loan has been brought to current status. There were no other nonperforming loans or assets. As of September 30, 2002, there was one single-family loan in the amount of $45,000 that was on non-accrual status.

The following table sets forth delinquencies in our loan portfolio as of the dates indicated:

	At September 30,
	2003				2002
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Real Estate loans:
One- to four-family	1	30	—	—	4	$228	1	$45
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Construction and development	—	—	—	—	—	—	—	—
Consumer loans	1	11	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—	—

Total	2	41	—	—	4	228	1	45

Delinquent loans to total loans		0.07%		—%		0.44%		0.09%

The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. For all years presented, we had no troubled debt restructurings within the meaning of SFAS No. 15 or impaired loans, except as noted below. Foreclosed assets include assets acquired in settlement of loans.

At September 30,
	2003	2002
(Dollars in Thousands)
Non-accruing loans:
One- to four-family	$—	$45
Multi-family	—	—
Commercial real estate	—	—
Construction or development	—	—
Consumer	11	—
Commercial business	—	—

Total	11	45

Accruing loans delinquent more than 90 days:
One- to four-family	—	—
Multi-family	—	—
Commercial real estate	—	—
Construction or development	—	—
Consumer	—	—
Commercial business	—	—

Total	—	—

Foreclosed assets:
One- to four-family	—	—
Multi-family	—	—
Commercial real estate	—	—
Construction or development	—	—
Consumer	—	—
Commercial business	—	—

Total	—	—

Total non-performing assets	11	45

Total as a percentage of total assets	0.01%	0.05%

For the year ended September 30, 2003, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $922. The amount that was included in interest income was $678 for the year ended September 30, 2003. See also Note 5 of “Notes to Consolidated Financial Statements” for additional information.

Other Loans of Concern. At September 30, 2003, we had six loans with an aggregate balance of $255,000, with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At September 30, 2003, we had no property that was classified as real estate owned.

Asset Classification. The OTS has adopted various regulations regarding problem assets of financial institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution may sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover estimated losses related to assets classified substandard or doubtful can be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “special mention” and monitored by us.

Our Board of Directors reviews and makes the final determination (based on management recommendations) on classified assets on at least a quarterly basis. In addition, the Senior Vice President for Lending also prepares a monthly summary of assets that are monitored by management. On the basis of management’s review of our asset portfolio at September 30, 2003, we had one consumer loan in the amount of $11,000 classified as doubtful and several loans, described below, in the total amount of $255,000 designated as special mention. There were no assets classified as substandard or loss. Our special mention assets consisted of four single-family loans totaling $244,000 and two automobile loans totaling $11,000. The allowance for loan losses for classified assets amounted to $3,000. There was no allowance for losses on assets classified as special mention.

Allowance for Loan Losses. We have established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers to be impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the security of the loan. We increase our allowance for loan losses by charging provisions for loan losses against our income. Management’s periodic evaluation of the allowance is consistently applied and is based on our estimate of losses which are probable and can be reasonably estimated. Factors which affect the level of the allowance include past loan loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectibility.

At September 30, 2003, we had an allowance for loan losses of $249,000. Management believes that all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate have been recorded as of each balance sheet date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

	Years Ended September 30,
	2003	2002
	(Dollars in Thousands)
Balance at beginning of year	$206	$190
Charge-offs:
One- to four-family	—	—
Multi-family	—	—
Commercial real estate	—	—
Construction or development	—	—
Consumer	11	2
Commercial business	—	—

Total	11	2

Recoveries:
One- to four-family	—	—
Multi-family	—	—
Commercial real estate	—	—
Construction or development	4	3
Consumer	3	—
Commercial business	—	—

Total	7	3

Net charge-offs (recoveries)	4	(1)

Additions charged to operations	47	15

Balance at end of year	$249	$206

Ratio of net charge-offs (recoveries) during the year to average loans outstanding during the year	0.01%	—%

Ratio of net charge-offs (recoveries) during the year to average non-performing assets during the year	15.4%	—%

In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The Office of Thrift Supervision may require us to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on its review of information available at the time of the examination, thereby adversely affecting our results of operations.

Allocation of the Allowance for Loans Losses. The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

	At September 30,
	2003			2002
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
				(Dollars in Thousands)
One- to four-family	$33	$32,876	57.0%	$42	$39,173	75.7%
Multi-family	14	1,392	2.4	20	1,550	3.0
Commercial real estate	59	4,975	8.6	40	3,708	7.2
Construction or development	74	13,054	22.7	20	3,783	7.3
Consumer	49	4,593	8.0	24	2,984	5.8
Commercial business	15	742	1.3	10	555	1.0
Unallocated	5			50

Total	$249	$57,632	100.0%	$206	$51,753	100.0%

Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the losses inherent in the loan portfolio. This includes management’s periodic review of loan collectibility in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions such as housing trends, inflation rates and unemployment rates, geographic concentrations of loans within our immediate market area, and both peer financial institution historic loan loss experience and levels of allowance for loan losses. Generally, small balance, homogenous type loans, such as one- to four-family mortgage, consumer and home equity loans are evaluated for impairment in total. The allowance related to these loans is established primarily by using loss experience data by general loan type. Nonperforming loans are evaluated individually, based primarily on the value of the underlying collateral securing the loan. Larger loans, such as multi-family mortgages are also generally evaluated for impairment individually. The allowance is allocated to each loan type based on the results of the evaluation described above. Small differences between the allocated allowance balance and the recorded allowance amount is reflected as “unallocated” to absorb losses resulting from the inherent imprecision involved in the loss evaluation process.

Investment Activities

General. We are permitted under federal law to invest in various types of liquid assets, including United States Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Des Moines, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Within certain regulatory limits, we may also invest a portion of our assets in commercial paper and corporate debt securities. We are also required to maintain an investment in FHLB stock.

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” requires that securities be categorized as “held to maturity,” “trading securities” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as “held to maturity” and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”

We do not currently use or maintain a trading account. Debt and equity securities not classified as “held to maturity” are classified as “available for sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of stockholders’ equity.

All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. Investments in securities are made based on certain considerations, which include the interest rate, tax considerations, yield, settlement date and maturity of the security, our liquidity position, and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. We purchase securities to provide necessary liquidity for day-to-day operations, and when investable funds exceed loan demand.

Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. The board of directors reviews our securities portfolio on a monthly basis.

Securities. It is our intent to purchase investments of only high quality. Our investment policy authorizes us to invest in U.S. Government, agency and sponsored entity securities, such as Fannie Mae, Ginnie Mae, Freddie Mac and the FHLB. Our policy also permits investments in mortgage-related securities, deposits with the FHLB, Federal Funds and deposits in other insured financial institutions. In addition, management is authorized to invest in investment grade state and municipal obligations, commercial paper and corporate debt obligations within regulatory parameters. We do not engage in any hedging activities or trading activities, nor do we purchase any high-risk mortgage derivative products, corporate junk bonds, zero coupon bonds and certain types of structured notes.

The following table sets forth the composition of our securities portfolio and other interest-earning assets at the dates indicated.

	At September 30,
	2003		2002
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Securities held to maturity:(1)
U.S. government securities	$—	—%	$—	—%
Federal agency obligations	—	—	—	—
Municipal bonds	—	—	16	0.2

Subtotal	—	—	16	0.2
Securities available for sale: (2)
U.S. government securities	—	—	—	—
Federal agency obligations	4,803	78.2	5,649	74.1
Municipal bonds	—	—	—	—
AMF Adjustable-rate mortgage fund(3)	995	16.2	1,002	13.1

Subtotal	5,798	94.4	6,651	87.2

FHLB stock	345	5.6	963	12.6

Total securities and FHLB stock	$6,143	100.0%	$7,630	100.0%

Average remaining life of securities	3.63 years		3.18 years
Other interest-earning assets:
Interest-bearing deposits with banks	$3,844	100.0%	$10,454	100.0%
Federal funds sold	—	—	—	—

Total	$3,844	100.0%	$10,454	100.0%

(1)	Securities classified as held to maturity are reported at amortized cost.
(2)	Securities classified as available for sale are reported at fair value.
(3)	Represents an investment in a mutual fund.

Mortgage-Backed Securities. Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages. The mortgage originators use intermediaries (generally United States Government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors such as Clay County Savings Bank receiving the principal and interest payments on the mortgages. Such United States Government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages. Our mortgage-backed securities consist primarily of Fannie Mae (“FNMA”), Freddie Mac (“FHLMC”) and Ginnie Mae (“GNMA”) securities.

At September 30, 2003, our mortgage-backed securities totaled $15.2 million, which represented 17.8% of our total assets at that date. At September 30, 2003, all of our mortgage-backed securities were classified as available-for-sale. At that date, 99.7% of our mortgage-backed securities had adjustable rates of interest.

Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements, which offer nominal credit risk to the security holder. In addition, mortgage-backed securities are more liquid than individual mortgage loans and we may use them to collateralize borrowings or other obligations of Clay County Savings Bank.

The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

	At September 30,
	2003		2002
	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in Thousands)
Mortgage-backed securities available for sale:(1)
GNMA	$4,897	32.2%	$2,735	73.8%
FNMA	8,219	54.1	413	11.2
FHLMC	2,081	13.7	556	15.0

Total	$15,197	100.0%	$3,704	100.0%

(1)	Mortgage-backed securities classified as available for sale are reported at fair value.

Carrying Values, Yields and Maturities. The composition and maturities of our securities portfolio and of our mortgage-backed securities, excluding FHLB stock, are indicated in the following table.

	At September 30, 2003
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Market Value
	(Dollars in Thousands)
Federal agency obligations	$—	$3,600	$999	$—	$4,599	$4,623
SBA loan pools	—	—	—	184	184	180
AMF adjustable-rate mortgage fund	1,000	—	—	—	1,000	995
Mortgage-backed securities	—	15	—	15,231	15,246	15,197

Total investment securities	$1,000	$3,615	$999	$15,415	$21,029	$20,995

Weighted average rate (1)	1.99%	2.90%	4.30%	3.54%	3.19%	3.44%

(1)	The weighted average-average rate is based on the coupon rate at the balance sheet date. Actual yield is expected to be lower and is directly affected by prepayments and related premium amortization.

Sources of Funds

General. Deposits have been our primary source of funds for lending and other investment purposes. We also utilize borrowings, primarily FHLB advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest-rate risk purposes and to manage the cost of funds. Other sources of funds include principal and interest payments. Loan repayments are a relatively stable source of funds, while prepayments on loans and deposit flow are impacted significantly by interest rates.

Deposits. Our deposits are generated primarily from residents within our primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. We are not currently using, nor have we used in recent years, brokers to obtain deposits. Our deposit products include personal and commercial checking, NOW, money market, statement and passbook savings, and term certificate accounts. During recent years, our focus has been on attracting checking and savings accounts and we intend to continue such a strategy.

Interest rates on new deposit accounts are generally determined weekly, but may periodically be changed as needed. Interest rates are established by our Asset/Liability Management Committee and are based on various factors including market interest rates, the cost of borrowings, local competition, our liquidity position and current deposit flow and new account activity. Our primary method of soliciting funds is through advertising in local media, the competitive pricing of savings instruments and the focus on personal service and convenience.

The following table sets forth our deposit flows during the years indicated.

	Years Ended September 30,
	2003	2002
	(In Thousands)
Net deposits (withdrawals)	$(1,360)	$4,646
Interest credited on deposit accounts	1,122	1,740

Total increase (decrease) in deposit accounts	$(238)	$6,386

The following table sets forth the distribution of the our average deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented utilize average monthly balances.

	Years Ended September 30,
	2003			2002
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
NOW accounts	$7,344	11.3%	0.50%	$6,692	10.6%	1.08%
Savings accounts	7,433	11.4	0.61	5,296	8.4	1.59
Money market deposit accounts	14,720	22.6	1.23	11,872	18.8	2.16
Non-interest-bearing demand checking accounts	2,620	4.0	—	1,565	2.5	—

Total transaction deposit accounts	32,117	49.3	0.82	25,425	40.3	1.62
Certificate of deposit accounts	33,084	50.7	2.75	37,589	59.7	3.91

Total average deposits	$65,201	100.0%	1.80%	$63,014	100.0%	2.98%

At September 30, 2003, we had outstanding $4.7 million in certificate of deposit accounts of $100,000 or more, maturing as follows:

	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Three months or less	$1,177	1.48%
Over three months through six months	868	1.17
Over six months through 12 months	913	2.55
Over 12 months	1,779	3.18

Total	$4,737	2.20%

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At September 30,
	2003		2002
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Certificate of deposit rates:
0.79%—1.00%	$3,541	11.1%	$—	—%
1.01%—2.00%	16,123	50.7	3,896	11.0
2.01%—3.00%	4,848	15.2	17,382	48.9
3.01%—4.00%	2,719	8.5	5,066	14.3
4.01%—5.00%	2,270	7.1	3,428	9.6
5.01%—6.00%	1,277	4.0	3,672	10.3
6.01%—7.00%	1,074	3.4	2,085	5.9

Total	$31,852	100.0%	$35,529	100.0%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of September 30, 2003.

	Maturity Date
	1 Year or Less	Over 1 to 2 Years	Over 2 to 3 Years	Over 3 Years	Total
	(In Thousands)
Interest rate:
0.79%—1.00%	$3,521	$20	$—	$—	$3,541
1.01%—2.00%	15,206	722	195	—	16,123
2.01%—3.00%	1,548	1,763	1,139	398	4,848
3.01%—4.00%	241	1,143	110	1,225	2,719
4.01%—5.00%	1,352	60	693	165	2,270
5.01%—6.00%	955	221	101	—	1,277
6.01%—7.00%	193	784	97	—	1,074

Total	$23,016	$4,713	$2,335	$1,788	$31,852

Borrowings. We may obtain advances from the Federal Home Loan Bank of Des Moines upon the security of the common stock we own in the Federal Home Loan Bank and our qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. FHLB advances are a significant part of our operating strategy. As of September 30, 2003, we had FHLB advances in the amount $5.1 million, which represented 7.3% of total liabilities. Due to a high liquidity position, we have recently been repaying FHLB advances as they have matured, although we did obtain a $1.5 million FHLB advance in February 2003 for the purposes of extending the maturities of liabilities and match against long-term fixed-rate loans. As a member of the Federal Home Loan Bank, Clay County Savings Bank can currently borrow up to 35% of its assets or approximately $29.8 million, as of September 30, 2003, from the Federal Home Loan Bank.

The following table sets forth certain information regarding FHLB advances for the periods indicated. We had no other material borrowings at the dates indicated.

	Years Ended September 30,
	2003	2002
	(Dollars in Thousands)
FHLB Advances:
Maximum month-end balance	$5,215	$10,929
Balance at the end of year	5,141	5,877
Average balance	4,960	8,290
Weighted average interest rate at end of year	5.60%	6.12%
Weighted average interest rate during year	5.83%	6.01%

Employees

As of September 30, 2003, we had 35 full-time employees and 3 part-time employees. The employees are not represented by any collective bargaining group. We believe our relations with our employees are good.

Service Corporation Activities

As a federally chartered savings bank, Clay County Savings Bank is permitted by Office of Thrift Supervision regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries. Clay County Savings Bank may invest an additional 1% of its assets in service corporations if the additional funds are used for inner-city or community development purposes, and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, Clay County Savings Bank may invest an unlimited amount in operating subsidiaries engaged solely in activities in which Clay County Savings Bank may engage as a federal savings bank. At September 30, 2003, Clay County Savings Bank had no subsidiaries.

REGULATION AND SUPERVISION

The following discussion of certain laws and regulations that are applicable to CCSB Financial Corp. and Clay County Savings Bank, as well as descriptions of laws and regulations contained elsewhere herein, summarizes the aspects of such laws and regulations which are deemed to be material to CCSB Financial Corp. and Clay County Savings Bank. However, the summary does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Any change in these regulations, whether by the Office of Thrift Supervision, Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System or Congress, could have a material adverse impact on CCSB Financial Corp. and Clay County Savings Bank and their operations.

General

Clay County Savings Bank is examined and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Clay County Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of Des Moines, which is one of the twelve regional banks in the Federal Home Loan Bank System. Clay County Savings Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Clay County Savings Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. Clay County Savings Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Clay County Savings Bank’s mortgage documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on CCSB Financial Corp. and Clay County Savings Bank and their operations.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Clay County Savings Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable investment limits. Clay County Savings Bank also may establish subsidiaries that may engage in activities not otherwise permissible for Clay County Savings Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements. Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

At September 30, 2003, Clay County Savings Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2003, Clay County Savings Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Clay County Savings Bank is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, Clay County Savings Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12 months. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

“Qualified thrift investments” includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. Clay County Savings Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At September 30, 2003, Clay County Savings Bank maintained approximately 102% of its portfolio assets in qualified thrift investments.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the association’s net income for that year to date plus the association’s retained net income for the preceding two years;

•	the association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Clay County Savings Bank received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. CCSB Financial Corp. is an affiliate of Clay County Savings Bank. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates. Certain types of these transactions are restricted to an aggregate percentage of the association’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

Clay County Savings Bank’ authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Clay County Savings Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by Clay County Savings Bank’s board of directors.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for an association that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to the association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At September 30, 2003, Clay County Savings Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts in Clay County Savings Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. Clay County Savings Bank’s deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-

insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately ..02% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. Clay County Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Des Moines, Clay County Savings Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Effective July 1, 2003, the Federal Home Loan Bank of Des Moines instituted a new capital structure which requires a member to have a minimum investment in stock based on a percentage of assets (membership stock requirement) plus a risk-based percentage of its activity with the Federal Home Loan Bank (activity-based stock requirement). The membership stock requirement is currently equal to 0.12% of each member’s total assets as of the preceding December 31st with a stock cap of $10 million and a stock floor of $10,000. The activity-based stock requirement is based on various risk-based percentages of the member’s activity with the Federal Home Loan Bank, for example a member must currently hold stock equal to 4.45% of outstanding advances. As of September 30, 2003, Clay County Savings Bank was in compliance with capital requirements.

Federal Reserve System

The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At September 30, 2003, Clay County Savings Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

Holding Company Regulation

CCSB Financial Corp. is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The Office of Thrift Supervision has enforcement authority over CCSB Financial Corp. and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to Clay County Savings Bank.

Under prior law, a unitary savings and loan holding company generally had no regulatory restrictions on the types of business activities in which it may engage, provided that its subsidiary savings bank was a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to those activities permissible for financial holding companies or for multiple savings and loan holding companies. CCSB Financial Corp. is not a grandfathered unitary savings and loan holding company and, therefore, is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

Federal Securities Laws

CCSB Financial Corp.’s common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934. CCSB Financial Corp. is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

CCSB Financial Corp. common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions of Rule 144 under the Securities Act of 1933. If CCSB Financial Corp. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of CCSB Financial Corp. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of CCSB Financial Corp., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, CCSB Financial Corp. may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

The USA PATRIOT Act

In response to the events of September 11th, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: internal policies, procedures, and controls; specific designation of an anti-money laundering compliance officer; ongoing employee training programs; and an independent audit function to test the anti-money laundering program.

•	Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened. On July 23, 2002, the Office of Thrift Supervision and the other federal bank regulators jointly issued proposed rules to implement Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers.

•	Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm” (“RPAF”). Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a RPAF will be prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

FEDERAL AND STATE TAXATION

Federal Taxation

General. CCSB Financial Corp. and Clay County Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Clay County Savings Bank’s tax returns have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to CCSB Financial Corp. or Clay County Savings Bank.

Method of Accounting. For Federal income tax purposes, CCSB Financial Corp. and Clay County Savings Bank file a consolidated tax return and use a tax year ending September 30 for filing their Federal income tax returns.

Bad Debt Reserves. Prior to the Small Business Job Protection Act of 1996 (the “1996 Act”), Clay County Savings Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. Clay County Savings Bank was required to use the experience method in computing its bad debt deduction beginning with its 1998 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of September 30, 1988 (base year reserve). Clay County Savings Bank had reserves subject to recapture of $65,000 at September 30, 2003.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to October 1, 1988 were subject to recapture into taxable income should Clay County Savings Bank fail to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules.

At September 30, 2003, our total federal pre-1988 base year reserve was approximately $1.2 million. However, under current law, pre-1988 base year reserves remain subject to recapture should Clay County Savings Bank make certain non-dividend distributions, repurchase of any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Clay County Savings Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At September 30, 2003, Clay County Savings Bank had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction. CCSB Financial Corp. may exclude from its income 100% of dividends received from Clay County Savings Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

Missouri Taxation. Missouri-based thrift institutions, such as Clay County Savings Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by Clay County Savings Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, Clay County Savings Bank is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision except taxes on tangible personal property owned by Clay County Savings Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri thrift institutions are not subject to the regular state corporate income tax.

CCSB Financial Corp. is subject to the regular state corporate income tax at the rate of 6.25% of taxable income derived from Missouri sources.

Delaware Taxation. As a Delaware holding company, CCSB Financial Corp. is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. CCSB Financial Corp. is also subject to an annual franchise tax imposed by the State of Delaware.

ITEM 2.	Properties

At September 30, 2003, we conducted our business from our main office at 1178 West 152 Highway Liberty, Missouri, and three full service branch offices. The following table sets forth information about our offices as of September 30, 2003.

Location	Net Book Value of Property or Leasehold Improvements	Leased or Owned	Original Year Acquired or Built
	(Dollars in Thousands)
Main office:
1178 W. 152 Highway Liberty, MO 64068	$3,528	Owned	2000
Branch offices:
303 S. Jefferson Kearney, MO 64060	188	Owned	1974
1101 S. 169 Highway Smithville, MO 64089	220	Owned	1979
134 N. Water Liberty, MO 64068	271	Owned	1961

Total Net Book Value of Property or Leasehold Improvements	$4,207

For information regarding the Company’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

Clay County Savings Bank is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At September 30, 2003, Clay County Savings Bank was not involved in any material legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

PART II

ITEM 5.	Market for Company’s Common Stock and Related Stockholder Matters

The “Common Stock Prices and Dividends” section of CCSB Financial Corp.’s 2003 Annual Report to Stockholders is incorporated herein by reference. For a report of the use of proceeds from the offering, see “Changes in Financial Condition” and Note 12 of the “Notes to Consolidated Financial Statements” within the Annual Report.

ITEM 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of CCSB Financial Corp.’s 2003 Annual Report to Stockholders is incorporated herein by reference. For off-balance sheet arrangements, see Note 13 of the “Notes to Consolidated Financial Statements” within the Annual Report.

ITEM 7.	Financial Statements

The consolidated financial statements included in CCSB Financial Corp.’s 2003 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.	Directors and Executive Officers of the Registrant

The “Proposal I—Election of Directors” section of the Company’s definitive Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”) is incorporated herein by reference.

The Company has adopted a written Code of Ethics, which applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller. A copy of the Code of Ethics is filed as Exhibit 14 to this Form 10-KSB.

ITEM 10.	Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2004 Proxy Statement is incorporated herein by reference.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I—Election of Directors” section of the Company’s 2004 Proxy Statement is incorporated herein by reference.

As of September 30, 2003, the Company did not have any equity compensation plans other than its employee stock ownership plan. For information concerning the Company’s 2004 Stock Option Plan and 2004 Recognition and Retention Plan, which are being submitted for shareholder approval at the Company’s 2004 annual meeting of stockholders, reference is made to exhibits 10.6 and 10.7 to this Form 10-KSB.

ITEM 12.	Certain Relationships and Related Transactions

The “Transactions with Certain Related Persons” section of the Company’s 2004 Proxy Statement is incorporated herein by reference.

ITEM 13.	Exhibits and Reports on Form 8-K

(a)	Financial Statements

(A)	Report of Independent Auditors

(B)	Consolidated Balance Sheets

(C)	Consolidated Statements of Earnings

(D)	Consolidated Statements of Stockholders’ Equity

(E)	Consolidated Statements of Cash Flows

(F)	Notes to Consolidated Financial Statements

(b)	Reports on Form 8-K

On July 25, 2003, CCSB Financial Corp. filed a Current Report on Form 8-K regarding its earnings for the fiscal quarter ended June 30, 2003.

(c)	Exhibits

3.1	Certificate of Incorporation of CCSB Financial Corp.*

3.2	Bylaws of CCSB Financial Corp.*

4	Form of Common Stock Certificate of CCSB Financial Corp.*

10.1	Clay County Savings Bank Employment Agreement with John R. Davis*

10.2	Clay County Savings Bank Employment Agreement with Mario Usera*

10.3	Clay County Savings Bank Change-in-Control Agreement*

10.4	Employee Stock Ownership Plan*

10.5	Clay County Savings Bank 401(k) Plan*

10.5(b)	Amended Adoption Agreement for the Clay County Savings Bank 401(k) Plan*

10.6	CCSB Financial Corp. 2004 Stock Option Plan

10.7	CCSB Financial Corp. 2004 Recognition and Retention Plan

13	Annual Report to Stockholders

14	Code of Ethics

21	Subsidiaries of the Registrant*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form SB-2 of CCSB Financial Corp. (file no. 333-99811), originally filed with the Securities and Exchange Commission on September 19, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCSB FINANCIAL CORP.

Date:	December 17, 2003	By:	/s/ John R. Davis
John R. Davis President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John R. Davis John R. Davis	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	December 17, 2003

/s/ Mario Usera Mario Usera	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 17, 2003

/s/ Deborah A. Jones Deborah A. Jones	Senior Vice President, Secretary and Treasurer (Principal Accounting Officer)	December 17, 2003

/s/ John R. Cooper John R. Cooper	Director	December 17, 2003

/s/ George A. McKinley George A. McKinley	Director	December 17, 2003

/s/ Keith A. Oberkrom Keith A. Oberkrom	Director	December 17, 2003

/s/ William J. Turpin William J. Turpin	Director	December 17, 2003

/s/ Robert A. Whipple Robert A. Whipple	Director	December 17, 2003