Form 10QSB
period 2003-12-31
CCSB FINANCIAL CORP
filed 2004-02-04
CIK 1189356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding February 3, 2004
Common Stock, par value $.01 per share	978,650

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☒

CCSB FINANCIAL CORP.

FORM 10-QSB

FOR THE QUARTER ENDED DECEMBER 31, 2003

CCSB FINANCIAL CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2003	September 30, 2003
Assets

Cash and due from banks	$2,972,754	$3,461,690
Interest-bearing deposits in banks	664,013	3,843,931

Total cash and cash equivalents	3,636,767	7,305,621
Securities available for sale, at market value (amortized cost of $4,162,395 and $5,782,541, respectively)	4,153,735	5,797,865
Stock in Federal Home Loan Bank of Des Moines	320,600	345,400
Mortgage-backed securities available for sale, at market value (amortized cost of $14,179,723 and $15,245,853, respectively)	14,068,134	15,196,822
Loans receivable, net of allowance for loan losses of $257,685 and $249,300, respectively	55,614,139	51,996,061
Loans held for sale	—	—
Premises and equipment, net	4,159,429	4,206,829
Foreclosed real estate and other repossessed assets, net	5,000	—
Accrued interest receivable:
Securities	32,110	39,682
Mortgage-backed securities	47,821	54,767
Loans receivable	209,253	215,263
Other assets	343,035	313,023

Total assets	$82,590,023	$85,471,333

Liabilities and Stockholders’ Equity

Deposits	$62,641,405	$64,224,723
Accrued interest on deposits	20	247
Fed funds purchased	695,000	—
Advances from Federal Home Loan Bank	3,939,750	5,140,757
Advances from borrowers for taxes and insurance	47,816	572,577
Other liabilities	189,008	421,899
Income taxes	52,126	69,416

Total liabilities	67,565,125	70,429,619

Commitments and contingencies
Common Stock:
$0.01 par value; 2,500,000 shares authorized; 978,650 shares issued	9,787	9,787
Additional Paid-In Capital	9,158,857	9,150,476
Unearned ESOP Shares	(715,913)	(732,665)
Retained earnings - substantially restricted	6,651,532	6,636,363
Accumulated other comprehensive earnings, net	(79,365)	(22,247)

Total stockholders’ equity	15,024,898	15,041,714

Total liabilities and stockholders’ equity	$82,590,023	$85,471,333

See accompanying notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended December 31,
	2003	2002
Interest income:
Loans receivable	$786,556	$851,697
Mortgage-backed securities	103,202	38,194
Securities	40,063	77,802
Other interest-earning assets	6,252	40,432

Total interest income	936,073	1,008,125

Interest expense:
Deposits	216,936	357,288
Borrowings	40,182	79,134

Total interest expense	257,118	436,422

Net interest income	678,955	571,703
Provision for loan losses	10,000	25,700

Net interest income after provision for loan losses	668,955	546,003

Noninterest income:
Service charges on deposit accounts	45,794	44,414
Loan service charges	29,068	24,494
Amortization of mortgage servicing rights	(27,585)	(29,468)
Gain on sale of loans	3,989	79,697
Other	3,423	5,436

Total noninterest income	54,689	124,573

Noninterest expense:
Compensation and benefits	403,443	348,256
Occupancy expense	61,420	66,601
Equipment and data processing expense	94,751	99,139
SAIF deposit insurance premium	2,537	2,721
Supervisory and professional	26,858	20,830
Advertising	14,592	13,592
Correspondent banking charges	11,133	16,253
Other	81,608	71,218

Total noninterest expense	696,342	638,610

Earnings before income taxes	27,302	31,966
Income taxes	12,133	10,870

Net earnings	$15,169	$21,096

Basic and diluted earnings per share - See Note 2	$0.02	N/A

See accompanying notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Unaudited)

	Three Months Ended December 31,
	2003	2002
Net earnings	$15,169	21,096
Other comprehensive earnings:
Unrealized gain (loss) on securities and MBS available for sale, net	(57,118)	(17,147)

Comprehensive earnings	$(41,949)	3,949

See accompanying notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$15,169	$21,096
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization:
Deferred loans fees, net	(8,573)	(9,265)
Premises and equipment	60,549	69,477
Premiums and discounts, net	37,091	(5,340)
ESOP expense	25,133	—
(Increase) decrease in accrued interest receivable	20,528	7,436
Increase (decrease) in accrued interest on deposits	(227)	21,080
Provision for loan losses	10,000	25,700
Loans originated for sale	(301,700)	(6,540,205)
Proceeds from sale of loans, net	305,689	7,091,402
Gain on sale of loans	(3,989)	(79,697)
Change in other assets and other liabilities, net	(217,061)	(193,588)

Net cash provided by operating activities	(57,391)	408,096

Cash flows from investing activities:
Net change in loans receivable	(3,619,505)	(261,216)
(Purchases) redemption of FHLB Stock	24,800	—
Securities available for sale:
Purchases	—	(1,000,000)
Proceeds from maturity or call	1,598,810	2,015,479
Principal collections	21,212	1,647
Mortgage-backed securities available for sale:
Principal payments	995,455	356,094
Purchases	—	(2,949,131)
Additions to foreclosed real estate and other repossessed assets, net	(5,000)	—
Purchase of premises and equipment	(13,149)	(52,905)

Net cash provided by (used for) investing activities	$(997,377)	$(1,890,032)

(Continued)

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Continued)	Three Months Ended December 31,
	2003	2002
Cash flows from financing activities:
Net increase (decrease) in deposits	$(1,583,318)	$20,839,093
Proceeds from advances from the FHLB	2,500,000	—
Repayments of advances from the FHLB	(3,701,007)	(2,152,636)
Proceeds from fed funds purchased	695,000	—
Increase (decrease) in advances from borrowers for taxes and insurance	(524,761)	(623,662)

Net cash provided by (used for) financing activities	(2,614,086)	18,062,795

Net increase (decrease) in cash and cash equivalents	(3,668,854)	16,580,859
Cash and cash equivalents at beginning of period	7,305,621	11,045,672

Cash and cash equivalents at end of period	$3,636,767	$27,626,531

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on deposits and advances from FHLB	$256,891	457,502
Federal and state income taxes	$—	39,000
Real estate and other assets acquired in settlement of loans	$5,000	3,000

See accompanying notes to consolidated financial statements.

CCSB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The information contained in the accompanying consolidated financial statements is unaudited and was prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2003, contained in the Company’s Form 10-KSB for the period ended September 30, 2003.

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

Note 2 – Earnings Per Share

For the three months ended December 31, 2003, earnings (basic and diluted) per share were $0.02 based upon the weighted-average shares outstanding during the period. Earnings per share data for the quarter ended December 31, 2002, are not considered meaningful as the Conversion had not yet been completed as of December 31, 2002. ESOP shares that have been committed to be released are considered outstanding. The weighted-average shares outstanding for basic and diluted per share for the three months ended December 31, 2003, were 906,221. There are no stock options outstanding as of December 31, 2003.

CCSB FINANCIAL CORP.

Note 3 – Benefit Plans

On January 15, 2004, the Company’s stockholders voted to approve both a Recognition and Retention Plan (“RRP”) and a Stock Option Plan. The RRP authorizes the award of up to 39,146 shares of common stock, subject to restrictions, to be issued to directors, officers and employees of the Company and its subsidiary bank. The Stock Option Plan provides for awards in the form of stock options, reload options, dividend equivalent rights and/or limited stock appreciation rights to officers and employees of the Company and/or its subsidiary bank. The approved Stock Option Plan authorizes the granting of options to purchase up to 97,865 shares of common stock. The plans were established as a method of providing directors, officers and employees a proprietary interest in the Company and designed to encourage such persons to remain with the Company and/or subsidiary bank. The plans are administered by the Compensation Committee of the Board of Directors of the Company, which is composed of all directors except Directors Davis and Usera. The Company accounts for the cost of share purchases under the plans as a reduction of stockholders’ equity. The awards generally vest at the rate of 20% per year over a five-year period. Compensation expense for the RRP is to be recognized based on the Company’s stock price on the date the shares are awarded to employees over the five-year vesting period. As of December 31, 2003, no expense has been recognized as no awards under the RRP had yet been granted. The Company will account for its RRP and Stock Option Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. As of December 31, 2003, no stock-based employee compensation cost is reflected in net earnings, as no RRP awards have yet been granted.

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

General

The Company’s results of operations depend primarily on its wholly-owned subsidiary bank, which is the Company’s primary investment. The Bank’s results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income earned on interest-earning assets, consisting primarily of loans, mortgage-backed securities, investment securities and other interest-earning deposits, and the interest paid on interest-bearing liabilities, consisting primarily of deposit accounts, Federal Home Loan Bank (FHLB) advances and fed funds purchased. The Bank’s results of operations are also affected by provisions for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of fees and service charges and gains on the sale of assets. Noninterest expense consists primarily of salaries and employee benefits, occupancy, equipment, data processing and deposit insurance premiums, advertising, and other operating expenses. The Bank’s results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Changes in Financial Condition

Total assets decreased $2.9 million, or 3.4%, to $82.6 million at December 31, 2003, from $85.5 million at September 30, 2003. The decrease is primarily attributed to the runoff of excess liquidity to fund deposit outflow, the repayment of FHLB advances, and the payment of taxes from advances from borrowers for taxes and insurance (escrow accounts) on mortgage loans. As a result, total cash and cash equivalents decreased $3.7 million from $7.3 million at September 30, 2003, to $3.6 million at December 31, 2003. Most of the decrease in cash and cash equivalents was in interest-bearing deposits in banks, which decreased $3.2 million during the period from $3.8 million at September 30, 2003, to $660,000 at December 31, 2003.

CCSB FINANCIAL CORP.

There was also a shift from investments to loans during the period. In addition to the decrease in interest-bearing deposits in banks, securities available for sale decreased $1.6 million, or 28.4%, from $5.8 million at September 30, 2003, to $4.2 million at December 31, 2003, and mortgage-backed securities (MBS) decreased $1.1 million, or 7.4%, from $15.2 million at September 30, 2003, to $14.1 million at December 31, 2003. Loans receivable increased $3.6 million, or 7.0%, from $52.0 million at September 30, 2003, to $55.6 million at December 31, 2003. During the three months ended December 31, 2003, payoffs on loans slowed significantly from prior periods. Single-family real estate loans increased $713,000, or 2.2%, from $32.9 million at September 30, 2003, to $33.6 million at December 31, 2003. The Bank continued its strategy to sell long-term, fixed-rate single-family real estate loans in the secondary market, but the secondary market activity has slowed due to the decline in refinances. Loans originated for sale for the three months ended December 31, 2003, totaled $302,000 compared to $6.5 million for the three months ended December 31, 2002. Increases in shorter-term nonresidential real estate loans, construction and development loans, commercial nonmortgage loans and consumer loans occurred, while multi-family loans declined. Nonresidential real estate loans increased slightly from $5.0 million at September 30, 2003, to $5.1 million at December 31, 2003. An increase in the amount disbursed on construction and development loans resulted in an increase in construction and development loans (net of loans-in-process) from $7.7 million at September 30, 2003, to $9.1 million at December 31, 2003. Commercial nonmortgage loans increased from $742,000 at September 30, 2003, to $1.8 million at December 31, 2003, due primarily to two new nonmortgage loans totaling $873,000. Consumer loans (including loans secured by deposits) increased from $4.6 million at September 30, 2003, to $5.2 million at December 31, 2003, primarily due to an increase in home equity loans. Multi-family loans decreased from $1.4 million at September 30, 2003, to $1.1 million at December 31, 2003.

Deposits decreased $1.6 million, or 2.5%, from $64.2 million at September 30, 2003, to $62.6 million at December 31, 2003, primarily due to a $1.1 million decrease in money market deposit accounts resulting from disintermediation and higher interest rates being offered by other financial institutions in the market area. Certificates of deposit also decreased $412,000. FHLB advances decreased from $5.1 million at September 30, 2003, to $3.9 million at December 31, 2003, as $3.7 million of higher-costing FHLB advances matured during the three months ended December 31, 2003, while $2.5 million in new FHLB advances were acquired. As a result, the weighted average rate on FHLB advances declined from 5.60% at September 30, 2003, to 3.15% at December 31, 2003. An additional $695,000 was outstanding in fed funds purchased at December 31, 2003.

Stockholders’ equity decreased $17,000 in the three months ended December 31, 2003, as the net unrealized loss on securities and MBS available for sale offset net earnings. Stockholders’ equity totaled $15.0 million, or $15.35 per share, at December 31, 2003.

Results of Operations – Comparison of the Three-Month Periods Ended December 31, 2003 and 2002

Net earnings for the three months ended December 31, 2003, were $15,000 compared to $21,000 for the same period in 2002. Higher net interest income was offset by a decrease in noninterest income and an increase in noninterest expense. Noninterest income was impacted by lower gain on the sale of loans, while the increase in noninterest expense can be attributed primarily to higher compensation and benefits.

Net Interest Income. Net interest income before the provision for loan losses increased $107,000, or 18.8%, to $679,000 for the three months ended December 31, 2003, from $572,000 for the three months ended December 31, 2002. The increase in net interest income can partially be attributed to the improved ratio of interest-earning assets to interest-bearing liabilities resulting from the infusion of capital. At December 31, 2003, interest-earning assets totaled 111% of interest-bearing liabilities compared to 102% at December 31, 2002. In addition, interest income benefited from a shift in the mix of assets and the historically low interest rates had a greater impact on the cost of funds than on interest income.

Interest Income. Interest income decreased $72,000, or 7.1%, from $1.0 million for the three months ended December 31, 2002, to $936,000 for the three months ended December 31, 2003. Interest income on loans receivable, securities and other interest-earning assets declined due to the impact of lower interest rates, but the impact on interest income was partially offset by the increase in the average balances of net loans receivable and MBS.

Interest income from loans receivable decreased $65,000, or 7.6%, for the three-month period compared to the prior period as higher-rate loans either paid off, refinanced or were modified to lower interest rates and adjustable-rate loans repriced to lower interest rates than in the prior period. The impact of lower interest rates was partially offset by an increase in the average balance of net loans receivable, which increased $3.8 million from $50.0 million for the three months ended December 31, 2002, to $53.8 million for the three months ended December 31, 2003. Interest income

CCSB FINANCIAL CORP.

from securities decreased $38,000, or 48.5%, for the three months ended December 31, 2003, compared to the same period in the prior year as securities either matured or were called and new securities were purchased at lower interest rates. The average balance in securities, including FHLB stock, also decreased $1.8 million from $7.1 million for the three months ended December 31, 2002, to $5.3 million for the three months ended December 31, 2003. Interest income from other interest-earning assets, principally interest-bearing deposits, decreased from $40,000 for the three months ended December 31, 2002, to $6,000 for the three months ended December 31, 2003. This was the result of lower interest rates and a decrease in the average balance. The increase in interest income on MBS was due to the increased investment in MBS. Interest income on MBS increased from $38,000 for the three months ended December 31, 2002, to $103,000 for the three months ended December 31, 2003, as the average balance nearly tripled from $5.0 million for the three months ended December 31, 2002, to $14.6 million for the three months ended December 31, 2003.

Interest expense. The impact of the historically low interest rates had a greater impact on interest expense due to the pay-off of higher-rate FHLB advances and the repricing of interest-bearing deposits to lower interest rates. Interest expense decreased $179,000, or 41.1%, from $436,000 for the three months ended December 31, 2002, to $257,000 for the three months ended December 31, 2003. Interest expense on deposits decreased $140,000, or 39.3%, for the three-month period as deposits repriced to lower rates than in the prior period. The Bank’s funding strategy focusing on lower interest-bearing transactional accounts as opposed to higher interest-bearing certificates of deposit has also had a favorable impact. Due to the pay-off of higher-rate FHLB advances, interest expense on borrowings decreased $39,000, or 49.2%, for the three-month period.

Provision for Loan Losses. Provisions for loan losses are charged to operations in order to increase the allowance for loan losses to a level necessary to absorb management’s best estimate of probable loan losses in the loan portfolio as of the balance sheet date. Management considers, among other factors, historical loss experience, type and amount of loans in the portfolio, adverse circumstances that may affect the borrower’s ability to repay the loan, the estimated value of underlying collateral, and current economic conditions. This evaluation is ongoing and inherently subjective, as it requires estimates that are susceptible to significant revision as new information becomes available or circumstances change. Various regulatory agencies periodically review the allowance for loan losses and may require the Bank to record additional provisions based on their judgment of information available to them at the time of examination.

The Bank recorded a provision for loan losses of $10,000 for the three months ended December 31, 2003, compared to $26,000 for the three months ended December 31, 2002. The provision increased the allowance for loan losses to the amount considered adequate by management based on current economic conditions, loan portfolio composition, historical loss experience, and a review of selected individual loans.

Noninterest Income. Noninterest income decreased $70,000, or 56.1%, from $125,000 for the three months ended December 31, 2002, to $55,000 for the three months ended December 31, 2003, as the result of the decrease in gain on the sale of loans. The decrease in the gain on the sale of loans was only slightly offset by higher service charges on deposit accounts, higher loan service charges and lower amortization of mortgage servicing rights.

Gain on sale of loans decreased $76,000 for the three-month period as secondary market activities, as previously noted, have been reduced as the result of the slowdown in refinances. For the three months ended December 31, 2003, gain on sale of loans totaled $4,000 compared to $80,000 for the three months ended December 31, 2002.

Noninterest expense. Noninterest expense increased $58,000, or 9.0%, from $639,000 for the three months ended December 31, 2002, to $696,000 for the three months ended December 31, 2003. The increase was primarily due to higher compensation and benefits expense, which increased $55,000, or 15.8%, from $348,000 for the three months ended December 31, 2002, to $403,000 for the three months ended December 31, 2003. Approximately $25,000 of the increase is due to expense of the Employee Stock Ownership Plan (ESOP) approved as part of the Conversion, $6,000 is due to higher health insurance premium costs, and $22,000 is due to lower loan origination costs deferred pursuant to generally accepted accounting principles. In addition, for the three-month period, increases were noted in supervisory and professional expense, which related to expenses of being a publicly-traded company that were not applicable in the prior period, advertising and other noninterest expense. The increases were partially offset by lower occupancy expense, equipment and data processing expense, deposit insurance premiums, and correspondent banking charges.

Income Taxes. Income taxes increased from the prior period despite lower earnings before income taxes because of the taxable impact of ESOP expense that was not present in the prior period.

CCSB FINANCIAL CORP.

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

Liquidity and Capital Resources

The Company’s principal sources of funds are cash receipts from customer deposits, loan repayments by borrowers, proceeds from maturing securities, FHLB advances, fed funds purchased and net earnings. The Bank has an agreement with the FHLB of Des Moines to provide cash advances, should the Bank need additional funds for loan originations or other purposes.

Commitments to originate loans are legally binding agreements to lend to the Bank’s customers. Letters of credit are conditional commitments issued by the Bank to guarantee the performance of the borrower to a third party. At December 31, 2003, commitments, which generally expire in 180 days or less, to originate adjustable and fixed-rate mortgage loans for portfolio (including related loans in process) were approximately $644,000 and $3,181,000, respectively. Interest rates on fixed-rate loans ranged from 4.75% to 7.75%. In addition, at December 31, 2003, commitments to originate consumer and commercial non-real estate loans totaled $212,000, of which $17,000 were fixed-rate loans ranging from 5.75% to 7.75%. Commitments on behalf of borrowers for unused lines of credit on home equity loans, lines of credit secured by other real estate and commercial non-real estate loans were approximately $4,355,000 (including $56,000 that is fixed-rate) expiring in seven years or less. Commitments on behalf of borrowers for outstanding letters of credit amounted to $257,000 at December 31, 2003.

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

CCSB FINANCIAL CORP.

The Bank’s actual and required capital amounts and ratios at December 31, 2003, are as follows:

	Actual		Minimum for Capital Adequacy		Required to be “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders’ equity of the Bank	$10,489
Unrealized loss on securities AFS, net	79

Tangible capital	$10,568	12.9%	$1,229	1.5%
Includable unrealized gain on equity securities available for sale, net	—
General valuation allowance	258

Total capital to risk-weighted assets	$10,826	23.6%	$3,669	8.0%	$4,587	10.0%

Tier 1 capital to risk-weighted assets	$10,568	23.0%	$1,835	4.0%	$2,752	6.0%

Tier 1 capital to total assets	$10,568	12.9%	$3,277	4.0%	$4,096	5.0%

Asset Quality

At December 31, 2003, nonperforming loans or assets consisted of one single-family loan in the amount of $31,000 that was over 90 days past due and on nonaccrual status and one repossessed automobile totaling $5,000. Only the repossessed asset was adversely classified, due to loan-to-value ratio of the single-family loan. There were no properties classified as real estate owned. At December 31, 2003, there were four single-family mortgage loans, including the loan on nonaccrual status, totaling $209,000 and one consumer loan totaling $3,000 designated as special mention. There were no other loans, which were not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and would result in disclosure as nonaccrual, 90 days past due or restructured.

Allowance for Loan Losses

At December 31, 2003, the allowance for loan losses was $258,000. Management believes that all known losses in the loan portfolio that are both probable and reasonable to estimate have been recorded as of December 31, 2003. The following is a summary of activity in the allowance for loan losses:

	Three Months Ended
	December 31, 2003	December 31, 2002
	(Unaudited)	(Unaudited)
Balance, beginning of period	$249,300	$206,035
Loan charge-offs	(2,815)	(1,875)
Loan recoveries	1,200	1,144
Provision charged to expense	10,000	25,700

Balance, end of period	$257,685	$231,004

CCSB FINANCIAL CORP.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s first quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CCSB FINANCIAL CORP.

PART II - Other Information

Item 1 - Legal Proceeding

There are no material legal proceedings to which the Company and Bank is a party or of which any of their property is subject. From time to time, the Bank is a party to various legal proceedings incident to its business.

Item 2 - Changes in Securities and Use of Proceeds

None.

Item 3 - Defaults upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the registrant was held on January 15, 2004. At the meeting the stockholders elected Robert A. Whipple and George A. McKinley to three-year terms as directors of the Company and approved the Company’s 2004 Stock Option Plan and 2004 Recognition and Retention Plan. Also at the meeting, Michael Trokey & Company, P.C., was ratified as the Company’s independent auditors. The results of the voting for each matter considered was as follows:

a) The election of directors to serve for a term of three years of until a successor has been elected and qualified.

	For	Withheld	Broker Non-Vote
Robert A. Whipple	821,546	30,011	0
George A. McKinley	825,008	26,549	0

b) The approval of the CCSB Financial Corp. 2004 Stock Option Plan.

For	Withheld	Abstain	Broker Non-Vote
493,950	76,142	5,491	275,974

c) The approval of the CCSB Financial Corp. 2004 Recognition and Retention Plan.

For	Withheld	Abstain	Broker Non-Vote
437,651	128,365	9,567	275,974

d) The appointment of Michael Trokey & Company, P.C., as auditors of the Company for the fiscal year ending September 30, 2004.

For	Withheld	Abstain	Broker Non-Vote
829,086	15,180	7,291	0

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K.

(a)	Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d)	Reports on Form 8-K: Form 8-K filed on November 19, 2003, on the release of earnings for the fiscal year ended September 30, 2003.

CCSB FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CCSB FINANCIAL CORP.
(Registrant)

DATE: February 3, 2004	/s/ John R. Davis
John R. Davis, Chairman, President, and
Chief Executive Officer (Principal Executive Officer)

DATE: February 3, 2004	/s/ Mario Usera
Mario Usera, Executive Vice President, and
Chief Financial Officer (Principal Financial Officer)

DATE: February 3, 2004	/s/ Deborah A. Jones
Deborah A. Jones, Senior Vice President,
Secretary, and Treasurer (Principal Accounting Officer)