Form 10QSB
period 2004-03-31
CCSB FINANCIAL CORP
filed 2004-05-07
CIK 1189356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-50143

CCSB Financial Corp.

(Exact name of registrant as specified in its charter)

Delaware	32-0034299
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1178 West Kansas, Liberty, Missouri	64068
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (816) 781-4500

1178 West 152 Highway, Liberty, Missouri

(Former name, former address and former fiscal year, if changed since last report. This is not a physical address change but a postal address change only.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒.    No  ☐.

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 3, 2004
Common Stock, par value $.01 per share	946,650

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☒

CCSB FINANCIAL CORP. AND SUBSIDIARY

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2004

CCSB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	September 30, 2003
Assets

Cash and due from banks	$3,117,427	$3,461,690
Interest-bearing deposits in banks	1,927,512	622,931
Fed funds sold	2,836,000	3,221,000

Total cash and cash equivalents	7,880,939	7,305,621
Securities available for sale, at market value (amortized cost of $3,660,608 and $5,782,541, respectively)	3,665,266	5,797,865
Stock in Federal Home Loan Bank of Des Moines	426,700	345,400
Mortgage-backed securities available for sale, at market value (amortized cost of $13,172,903 and $15,245,853, respectively)	13,151,121	15,196,822
Loans receivable, net of allowance for loan losses of $275,991 and $249,300, respectively	56,976,945	51,996,061
Loans held for sale	99,000	—
Premises and equipment, net	4,129,948	4,206,829
Accrued interest receivable:
Securities	14,710	39,682
Mortgage-backed securities	44,644	54,767
Loans receivable	218,177	215,263
Other assets	255,530	313,023

Total assets	$86,862,980	$85,471,333

Liabilities and Stockholders’ Equity

Deposits	$64,260,820	$64,224,723
Accrued interest on deposits	1,427	247
Advances from Federal Home Loan Bank	6,993,246	5,140,757
Advances from borrowers for taxes and insurance	232,507	572,577
Other liabilities	746,809	421,899
Income taxes	48,733	69,416

Total liabilities	72,283,542	70,429,619

Commitments and contingencies
Common Stock:
$0.01 par value; 2,500,000 shares authorized; 978,650 shares issued	9,787	9,787
Additional paid-in capital	9,168,025	9,150,476
Treasury Stock, at cost; 32,000 shares	(510,970)	—
Unearned ESOP Shares	(700,312)	(732,665)
Retained earnings - substantially restricted	6,624,210	6,636,363
Accumulated other comprehensive earnings, net	(11,302)	(22,247)

Total stockholders’ equity	14,579,438	15,041,714

Total liabilities and stockholders’ equity	$86,862,980	$85,471,333

See accompanying notes to consolidated financial statements.

CCSB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Interest income:
Loans receivable	$800,467	$842,543	$1,587,023	$1,694,240
Mortgage-backed securities	102,125	79,898	205,327	118,092
Securities	26,580	71,575	66,643	149,377
Other interest-earning assets	6,012	32,375	12,264	72,807

Total interest income	935,184	1,026,391	1,871,257	2,034,516

Interest expense:
Deposits	207,127	305,436	424,063	662,723
Borrowings	37,321	62,844	77,503	141,979

Total interest expense	244,448	368,280	501,566	804,702

Net interest income	690,736	658,111	1,369,691	1,229,814
Provision for loan losses	17,500	8,300	27,500	34,000

Net interest income after provision for loan losses	673,236	649,811	1,342,191	1,195,814

Noninterest income:
Service charges on deposit accounts	39,470	43,839	85,167	88,253
Loan service charges	27,303	22,755	56,371	47,249
Amortization of mortgage servicing rights	(25,892)	(23,346)	(53,477)	(52,814)
Gain on sale of loans	1,397	22,075	5,386	101,772
Gain on sale of MBS available for sale	12,941	—	12,941	—
Other	2,587	2,031	5,884	7,467

Total noninterest income	57,806	67,354	112,272	191,927

Noninterest expense:
Compensation and benefits	455,036	371,043	858,479	719,299
Occupancy expense	67,994	62,182	129,415	128,783
Equipment and data processing expense	83,360	88,076	178,112	187,216
SAIF deposit insurance premium	2,586	2,717	5,122	5,438
Supervisory and professional	34,447	29,361	61,305	50,191
Advertising	16,556	13,072	31,148	26,664
Correspondent banking charges	11,283	20,654	22,415	36,906
Office supplies	14,252	17,320	31,574	30,638
Postage expense	12,161	6,447	21,490	15,402
Other	70,040	40,512	124,775	89,457

Total noninterest expense	767,715	651,384	1,463,835	1,289,994

Earnings (loss) before income taxes	(36,673)	65,781	(9,372)	97,747
Income taxes	(9,352)	23,752	2,781	34,622

Net earnings (loss)	$(27,321)	$42,029	$(12,153)	$63,125

Basic and diluted earnings (loss) per share - See Note 2	$(0.03)	$0.04	$(0.01)	$0.04

See accompanying notes to consolidated financial statements.

CCSB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net earnings (loss)	$(27,321)	42,029	$(12,153)	63,125
Other comprehensive earnings (loss):
Reclassification adjustment for gain included in operations, net of tax	(8,282)	—	(8,282)	—
Unrealized gain (loss) on securities and MBS available for sale, net	76,345	(42,229)	19,227	(59,376)

Comprehensive earnings (loss)	$40,742	(200)	$(1,208)	3,749

See accompanying notes to consolidated financial statements.

CCSB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(12,153)	$63,125
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization:
Deferred loans fees, net	(20,687)	(18,238)
Premises and equipment	116,925	125,875
Premiums and discounts, net	52,697	16,313
ESOP expense	49,902	20,834
RRP expense	32,813	—
(Increase) decrease in accrued interest receivable	32,181	3,511
Increase (decrease) in accrued interest on deposits	1,180	34,336
Provision for loan losses	27,500	34,000
Loans originated for sale	(500,700)	(8,794,650)
Proceeds from sale of loans, net	407,086	8,672,722
Gain on sale of loans	(5,386)	(101,772)
Gain on sale of MBS available for sale	(12,941)	—
Change in other assets and other liabilities, net	356,976	3,480

Net cash provided by operating activities	525,393	59,536

Cash flows from investing activities:
Net change in loans receivable	(4,987,697)	(3,072,120)
(Purchases) redemption of FHLB Stock	(81,300)	—
Securities available for sale:
Purchases	—	(4,000,000)
Proceeds from maturity or call	2,100,000	3,765,479
Principal collections	22,986	3,396
Mortgage-backed securities available for sale:
Purchases	(755,430)	(8,059,840)
Proceeds from sale	950,119	—
Principal payments	1,803,745	928,796
Purchase of premises and equipment	(40,044)	(53,465)

Net cash provided by (used for) investing activities	$(987,621)	$(10,487,754)

(Continued)

CCSB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Continued)

	Six Months Ended March 31,
	2004	2003
Cash flows from financing activities:
Net increase (decrease) in deposits	$36,097	$(2,428,205)
Proceeds from overnight funds from the FHLB	4,000,000	—
Repayments of overnight funds from the FHLB	(4,000,000)	—
Proceeds from fed funds purchased	5,751,000	—
Repayments of fed funds purchased	(5,751,000)	—
Proceeds from fixed-maturity advances from the FHLB	5,572,000	1,500,000
Repayments of advances from the FHLB	(3,719,511)	(2,172,176)
Proceeds from issuance of common stock	—	8,371,145
Acquisition of treasury stock	(510,970)	—
Increase (decrease) in advances from borrowers for taxes and insurance	(340,070)	(402,372)

Net cash provided by (used for) financing activities	1,037,546	4,868,392

Net increase (decrease) in cash and cash equivalents	575,318	(5,559,826)
Cash and cash equivalents at beginning of period	7,305,621	11,045,671

Cash and cash equivalents at end of period	$7,880,939	$5,485,845

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on deposits and advances from FHLB	$500,386	839,038
Federal and state income taxes	$29,103	49,000
Real estate and other assets acquired in settlement of loans	$5,000	6,763

See accompanying notes to consolidated financial statements.

CCSB FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The information contained in the accompanying consolidated financial statements is unaudited and was prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. These financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2003, contained in the Company’s Form 10-KSB for the period ended September 30, 2003.

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

On January 8, 2003, the Company became the holding company for the Bank upon the consummation of the Conversion. The Conversion was accomplished through the sale and issuance by the Company of 978,650 shares of common stock at $10 per share. Net proceeds from the sale of common stock were $8,362,981, after deduction of conversion costs of $640,599, and unearned compensation related to shares issued to the ESOP.

The Bank operates as a federally-chartered stock savings bank, originally chartered by the State of Missouri in 1922. The Bank became a federally-chartered stock savings bank on January 8, 2003. The Bank’s deposit accounts are insured up to a maximum of $100,000 by the Savings Association Insurance Fund (SAIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).

Note 2 – Earnings (Loss) Per Share

Following is a summary of basic and diluted earnings (loss) per common share for the three and six months ended March 31, 2004, and 2003:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net earnings (loss)	$(27,321)	38,760	$(12,153)	38,760

Weighted-average shares - Basic EPS	937,567	901,120	921,776	901,120
Stock options - treasury stock method	—	N/A	—	N/A

Weighted-average shares - Diluted EPS	937,567	901,120	921,776	901,120

Basic and diluted earnings (loss) per common share	$(0.03)	0.04	$(0.01)	0.04

CCSB FINANCIAL CORP. AND SUBSIDIARY

Basic and diluted earnings per share for the three and six months ended March 31, 2003, are based upon earnings and the weighted-average shares outstanding only during the period of January 8, 2003, to March 31, 2003. The option to purchase shares were not included in the computation of diluted earnings per share for the three and six months ended March 31, 2004, since the exercise price was greater than the average market price of the common stock. ESOP shares that have been committed to be released are considered outstanding.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share as if the fair value based method had been applied in each period:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net earnings (loss)	$(27,321)	38,760	$(12,153)	38,760
Total stock-based employee compensation expense determined under fair value based method for stock options, net of related tax effects	(6,750)	N/A	(6,750)	N/A

Pro forma net earnings (loss)	$(34,071)	$38,760	$(18,903)	$38,760

Earnings (loss) per share:
Basic and diluted - as reported	$(0.03)	0.04	$(0.01)	0.04

Basic and diluted - pro forma	$(0.04)	0.04	$(0.02)	0.04

Note 3 – Benefit Plans

On January 15, 2004, the Company’s stockholders voted to approve both a Recognition and Retention Plan (“RRP”) and a Stock Option Plan. The RRP authorizes the award of up to 39,146 shares of common stock, subject to restrictions, to be issued to directors, officers and employees of the Company and its subsidiary bank. The Stock Option Plan provides for awards in the form of stock options, reload options, dividend equivalent rights and/or limited stock appreciation rights to officers and employees of the Company and/or its subsidiary bank. The approved Stock Option Plan authorizes the granting of options to purchase up to 97,865 shares of common stock. The plans were established as a method of providing directors, officers and employees a proprietary interest in the Company and designed to encourage such persons to remain with the Company and/or subsidiary bank. The plans are administered by the Compensation Committee of the Board of Directors of the Company, which is composed of all directors except Directors Davis and Usera. The awards generally vest at the rate of 20% per year over a five-year period. Compensation expense for the RRP is recognized based on the Company’s stock price on the date the shares are awarded to employees over the five-year vesting period. The Company accounts for its RRP and Stock Option Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. On January 21, 2004, the Company awarded 38,145 shares under the RRP and 92,500 shares under the Stock Option Plan. RRP expense for the three and six months ended March 31, 2004, was $33,000.

CCSB FINANCIAL CORP. AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements in this report that relate to the Company’s plans, objectives or future performance may be deemed to be forward-looking statements within the meaning of Private Securities Litigation Act of 1995. These statements are based on the beliefs of management as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. These risks and uncertainties include among others, the impact of changes in market interest rates and general economic conditions, changes in government regulations, changes in accounting principles and the quality or composition of the loan and investment portfolios. Therefore, actual future results may differ significantly from results discussed in the forward-looking statements due to a number of factors, which include, but are not limited to, factors discussed in the documents filed by the Company with the Securities and Exchange Commission from time to time. Additional discussion of factors affecting the Company’s business and prospects is contained in periodic filings with the SEC.

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

Changes in Financial Condition

Total assets increased $1.4 million, or 1.6%, to $86.9 million at March 31, 2004, from $85.5 million at September 30, 2003. Most of this growth occurred in the most recent quarter as total assets increased $4.3 million during this period as deposit growth, new FHLB advances and advances from borrowers for taxes and insurance (escrow accounts) on mortgage loans funded loan growth. As previously reported, total assets decreased during the previous quarter due to the runoff of excess liquidity to fund deposit outflow, the repayment of FHLB advances, and the payment of taxes from escrow accounts. With the exception of the previous quarter, total assets have steadily increased subsequent to the Conversion, as noted in the table below.

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004
Total assets (000’s omitted)	$82,766	84,969	85,471	82,590	86,863

It is management’s goal to continue to leverage its capital position through profitable growth opportunities in order to enhance net interest income and improve operating efficiencies.

During the six-month period ending March 31, 2004, there has been a shift from investments to loans. Securities available for sale decreased $2.1 million, or 28.4%; mortgage-backed securities (MBS) decreased $2.0 million, or 13.5%; while net loan receivable increased $5.0 million, or 9.6%, from September 30, 2003, to March 31, 2004. Net loans receivable comprised of 65.6% of total assets at March 31, 2004, compared to 60.8% of total assets at September 30, 2003. Total cash and cash equivalents also increased $575,000 from $7.3 million at September 30, 2003, to $7.9 million at March 31, 2004. However, the increase was primarily in interest-bearing deposits as funds were held over the quarter end in anticipation of funding new loan growth and replenishing the MBS portfolio.

The growth in loans can be attributed in large part to the continued growth in nonresidential, construction, consumer and commercial nonmortgage loans. A slowdown in refinances decreased loan payoffs, resulting in an increase in the single-family

CCSB FINANCIAL CORP. AND SUBSIDIARY

real estate portfolio. Secondary market activity also slowed due to the decline in refinances, although the Bank continued its strategy to sell long-term, fixed-rate single-family real estate loans in the secondary market. Loan growth was also impacted by the funding of loans in process. The following table summarizes the loan portfolio and the changes from September 30, 2003:

Loans Receivable, Net:

	March 31, 2004	September 30, 2003	Increase (Decrease)	Percent Change
Real Estate Loans:
Single-family, 1-4 units	$33,392,535	32,876,278	516,257	1.57%
Multi-family, 5 or more units	616,383	1,391,641	(775,258)	(55.71)%
Construction	13,650,691	13,054,442	596,249	4.57%
Commercial	5,747,025	4,974,576	772,449	15.53%
Consumer loans	4,978,955	4,412,341	566,614	12.84%
Commercial loans	1,892,700	742,070	1,150,630	155.06%
Loans secured by deposits	194,534	180,200	14,334	7.95%

	60,472,823	57,631,548	2,841,275	4.93%
Allowance for losses	(275,991)	(249,300)	(26,691)	10.71%
Loans in process	(3,148,431)	(5,327,631)	2,179,200	(40.90)%
Deferred loan fees, net	(71,456)	(58,556)	(12,900)	22.03%

Total	$56,976,945	51,996,061	4,980,884	9.58%

As the table reflects, increases were noted in all loan categories except multi-family loans. New nonresidential real estate loan volume was essentially offset by the decrease in multi-family loans, which is attributed primarily to one loan payoff. Single-family construction loan activity continues to be strong in the Bank’s area, which contributed to the growth in the construction loans. The consumer loan growth is the result of the continued growth of home equity lines of credit, a product the Bank introduced in February 2002. The growth in commercial nonmortgage loans is attributed to the origination of two commercial business installment loans, secured by heavy construction equipment, in the aggregate amount of $873,000 and an increase in an existing borrower’s line of credit (secured by real estate and inventory).

The loan growth has been funded primarily by excess liquidity, although FHLB advances were utilized to supplement cash flow needs. Deposit flow fluctuated significantly during the period but remained relatively unchanged. Deposits increased $36,000 from September 30, 2003, to $64.3 million at March 31, 2004. However, noninterest-bearing deposit accounts increased $658,000, or 27.3%, from $2.4 million at March 31, 2003, to $3.1 million at March 31, 2004. FHLB advances increased $1.9 million, or 36.0%, from $5.1 million at September 30, 2003, to $7.0 million at March 31, 2004. The composition of FHLB advances also changed significantly as $3.7 million of higher-costing FHLB fixed-maturity advances matured during the six months ended March 31, 2004, while $5.6 million in new FHLB fixed-maturity advances were acquired. As a result, the weighted average rate on FHLB advances declined from 5.60% at September 30, 2003, to 2.74% at March 31, 2004. The FHLB advances were also utilized to lengthen the maturities of liabilities as the weighted average term to maturity of FHLB Advances was 58 months at March 31, 2004.

Stockholders’ equity decreased $462,000 in the six months ended March 31, 2004, primarily due to the repurchase of stock. The Company has repurchased 32,000 shares under a plan to repurchase of up to 50,000 shares, or approximately 5.1% of the Company’s outstanding common stock, announced on January 28, 2004. The shares were repurchased at a weighted average price of $15.91 per share. Stockholders’ equity was also negatively impacted by the net loss for the six-month period. The net loss was substantially offset by change in the net unrealized loss of securities and MBS available for sale. Stockholders’ equity totaled $14.6 million, or $15.40 per share, at March 31, 2004.

CCSB FINANCIAL CORP. AND SUBSIDIARY

Results of Operations – Comparison of the Three and Six-Month Periods Ended March 31, 2004 and 2003

The Company realized a net loss for the three and six months ended March 31, 2004. The Company had a net loss of $27,000 and $12,000, respectively, for the three and six months ended March 31, 2004, compared to net earnings of $42,000 and $63,000, respectively, for the same periods in 2003. For the three-month period, the loss was due to the lack of sufficient growth in net interest income to offset the increase in noninterest expense and a decrease in noninterest income as the result of the decrease in the gain on the sale of loans. A gain on the sale of mortgage-backed securities in the three-month period partially offset the lower noninterest income as compared to the same period in the prior fiscal year. For the six-month period, the net loss is attributed to the operating results for the most recent three-month period.

Net Interest Income. Net interest income increased $33,000, or 5.0%, for the three months ended March 31, 2004, and $140,000, or 11.4%, for the six months ended March 31, 2004, compared to the same periods in the previous year. The increase in net interest income can be attributed to a greater increase in average interest-earning assets (excluding interest-bearing deposits in banks) than the increase in average interest-bearing liabilities during the periods. The increase in net interest income can also be attributed to the change in the asset mix (due to loan growth and the shift from investments to higher-yielding loans) and an increase in noninterest-bearing transaction deposit accounts. The increase in the net interest income for the six-month period ended March 31, 2004, compared to the six-month period ended March 31, 2003, was even greater due to the impact of the infusion of capital in January 2003. The historic low levels of interest rates also continue to have a positive impact as interest expense decreased more than interest income.

	Three Months Ended March 31,		Six Months Ended March 31,
(000’s omitted)	2004	2003	2004	2003
Average interest-earning assets	$74,238	67,838	73,828	67,177
Average interest-bearing liabilities (1)	66,288	65,188	67,148	66,487

(1)	Deposits held as of December 31, 2002, for the purchases of stock are excluded since the funds were held only temporarily.

Interest Income. Interest income decreased by $91,000 and $163,000 for the three and six months ended March 31, 2004, respectively, to $935,000 and $1.9 million for the three and six months ended March 31, 2004, respectively. Despite the increase in average interest-earning assets, interest income has been impacted by the historical low interest rates. This has been partially offset by the shift from lower-yielding investments to higher-yielding loans during the periods.

Interest income from loans receivable decreased $42,000, or 5.0%, for the three-month period and $107,000, or 6.3%, for the six-month period compared to the prior periods as higher-rate loans either paid off or refinanced to lower interest rates and adjustable-rate loans repriced to lower rates than in the prior period. Interest income from securities also decreased $45,000, or 62.9%, and $83,000, or 55.4%, for the three and six months ended March 31, 2004, respectively, compared to the same periods in the prior year as securities either matured or were called. Proceeds were either used to fund loans or new securities were purchased at lower interest rates. Similarly, interest income on other interest-earning assets, principally interest-bearing deposits, decreased $26,000 and $61,000 for the three and six months ended March 31, 2004, respectively, compared to the three and six months ended March 31, 2003. A significant portion of the decrease in interest-earning assets is attributed, however, to the change in the method of interest being credited on the primary correspondent bank account to a “net” basis, which is offset by lower correspondent bank service charges. Interest income on MBS increased from $80,000 and $118,000 for the three and six months ended March 31, 2003, respectively, to $102,000 and $205,000 for the three and six months ended March 31, 2004, respectively, due to the increased investment in mortgage-related securities.

Interest expense. The increase in noninterest-bearing transaction accounts and historical low interest rates have had a favorable impact on interest expense. Interest expense decreased 33.6% and 37.7%, respectively, from $368,000 and $805,000 for the three and six months ended March 31, 2003, respectively, to $244,000 and $502,000 for the three and six months ended March 31, 2004, respectively. Interest expense on deposits decreased $98,000, or 32.2%, and $239,000, or 36.0%, due to the increase in noninterest-bearing deposits and as interest-bearing deposits repriced to lower rates than in the prior period. Despite an increase in FHLB advances, the acquisition of new advances paid off higher rate advances and resulted in a decrease in the interest expense of borrowings of $26,000, or 40.6%, and $64,000, or 45.4%, for the three months and six months ended March 31, 2004, respectively.

CCSB FINANCIAL CORP. AND SUBSIDIARY

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

The Bank recorded a provision for loan losses of $17,500 and $27,500 for the three and six months ended March 31, 2004, compared to $8,300 and $34,000 for the three and six months ended March 31, 2003. The provision increased the allowance for loan losses to the amount considered adequate by management based on current economic conditions, loan portfolio composition, historical loss experience, and a review of selected individual loans.

Noninterest Income. Noninterest income decreased for the three-month and six-month comparative periods, primarily due to a decrease in secondary market activity resulting in a significant decrease in the gain on the sale of loans. Noninterest income decreased from $67,000 and $192,000 for the three and six months ended March 31, 2003, respectively, to $58,000 and $112,000 for the three and six months ended March 31, 2004. However, the impact was greater in the first quarter than in the second quarter of the fiscal year. The gain on the sale of loans decreased $21,000 for the three-month period and $96,000 for the six-month period. The impact of the reduction in the gain on the sale of loans was partially offset in the three-month period with a gain on the sale of MBS of $13,000.

Service charges on deposit accounts were also lower, while loan service charges increased. Service charges on deposit accounts have been impacted by lost revenue from debit card point of sale transactions. The Bank dropped its $1 service charge fee on point of sale transactions in January 2004 due to merchants discouraging “signature-based” debit card transactions. Management believed this was necessary because it did not want to discourage use of the debit card. Loan service charges increased due to the increase in loans serviced for others (loans sold in the secondary market) but there was an increase in the amortization of mortgage servicing rights (MSRs). At March 31, 2004, the net book value of MSRs was $134,000 compared to $183,000 at September 30, 2003. MSRs are amortized in proportion to, and over the period of, estimated net servicing income.

Noninterest expense. Noninterest expense increased $116,000, or 17.9%, and $174,000, or 13.5%, for the three and six months ended March 31, 2004, respectively. The increase was due primarily to higher compensation and benefits expense, which increased from $371,000 and $719,000 for the three and six months ended March 31, 2003, respectively, to $455,000 and $858,000 for the three and six months ended March 31, 2004, respectively. The increased expense is in part due to the expense of the Employee Stock Ownership Plan (ESOP) approved as part of the conversion to stock form and the expense of the RRP approved, more recently, by shareholders (See Note 3 of the Consolidated Financial Statements). The ESOP resulted in an increase expense of $3,900 and $29,000, respectively, and the RRP in an increase expense of $33,000 for the three and six months ended March 31, 2004.

Other contributing factors were higher insurance premium costs, lower origination costs deferred pursuant to generally accepted accounting principles, and higher salaries and compensation for directors, officers and employees. In addition, for the three and six month periods, other noninterest expense increased $32,000 and $42,000, respectively, which is attributed to additional expenses of being a public company and the formation of a holding company. These include franchise and other taxes, SEC expense, registrar and transfer expenses, and costs associated with the annual meeting and report. An increase in professional expense was also noted, particularly related to legal and audit services. Office occupancy expense was higher but equipment and data processing expense was lower. As previously noted, lower correspondent banking service charges is related to the change in the method of interest credited on the primary correspondent bank account.

Income Taxes. Income taxes for the three months ended March 31, 2004, reflect a credit due on income taxes due to the loss realized. For the six month period, due to the exclusion of certain items as a deduction, income tax due is reflected.

CCSB FINANCIAL CORP. AND SUBSIDIARY

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

Commitments to originate mortgage loans are legally binding agreements to lend to the Bank’s customers. Letters of credit are conditional commitments issued by the Bank to guarantee the performance of the borrower to a third party. At March 31, 2004, commitments, which generally expire in 180 days or less, to originate adjustable and fixed-rate loans for portfolio (including related loans in process) were approximately $198,000 and $3,204,000, respectively. Interest rates on these fixed-rate loans ranged from 4.75% to 6.25%. Commitments on behalf of borrowers for unused lines of credit on home equity loans, lines of credit secured by other real estate and commercial non-real estate loans were approximately $5,830,000 expiring in seven years or less. Commitments on behalf of borrowers for outstanding letters of credit amounted to $279,000 at March 31, 2004.

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

CCSB FINANCIAL CORP. AND SUBSIDIARY

The Bank’s actual and required capital amounts and ratios at March 31, 2004, are as follows:

	Actual		Minimum for Capital Adequacy		Required to be “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders’ equity of the Bank	$10,578
Unrealized loss on securities AFS, net	11

Tangible capital	$10,589	12.4%	$1,282	1.5%
Includable unrealized gain on equity securities available for sale, net	—
General valuation allowance	276

Total capital to risk-weighted assets	$10,865	22.2%	$3,922	8.0%	$4,902	10.0%

Tier 1 capital to risk-weighted assets	$10,589	21.6%	$1,961	4.0%	$2,941	6.0%

Tier 1 capital to total assets	$10,589	12.4%	$3,419	4.0%	$4,274	5.0%

Asset Quality

At March 31, 2004, there were no nonperforming or nonaccrual loans, no loans or assets adversely classified and no property classified as real estate owned or repossessed asset. At March 31, 2004, there were two single-family mortgage loans totaling $231,000, an unsecured commercial loan in the amount of $30,000 and three consumer loans secured by vehicles for $5,000 designated as special mention and no other loans, which were not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and would result in disclosure as nonaccrual, 90 days past due or restructured.

Allowance for Loan Losses

At March 31, 2004, the allowance for loan losses was $276,000. Management believes that all known losses in the loan portfolio that are both probable and reasonable to estimate have been recorded as of each balance sheet date. The following is a summary of activity in the allowance for loan losses:

	Three Months Ended
	March 31, 2004	March 31, 2003
	(Unaudited)	(Unaudited)
Balance, beginning of period	$249,300	$206,035
Loan charge-offs	(2,815)	(11,089)
Loan recoveries	2,006	2,143
Provision charged to expense	27,500	34,000

Balance, end of period	$275,991	$231,089

CCSB FINANCIAL CORP. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s second quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CCSB FINANCIAL CORP. AND SUBSIDIARY

PART II - Other Information

Item 1 - Legal Proceeding

There are no material legal proceedings to which the Company and Bank is a party or of which any of their property is subject. From time to time, the Bank is a party to various legal proceedings incident to its business.

Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities

The Company has repurchased 32,000 shares of common stock as of March 31, 2004, under a plan by the Company to repurchase up to 50,000 shares, or approximately 5.1%, of the Company’s outstanding common stock. The plan to repurchase shares, over a 12-month period, was announced on January 28, 2004. The shares were repurchased as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 to January 31, 2004	—	—	—	50,000
February 1, 2004 to February 29, 2004	27,000	15.92	27,000	23,000
March 1, 2004 to March 31, 2004	5,000	15.85	32,000	18,000

Total	32,000	15.91	32,000	18,000

Item 3 - Defaults upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the registrant was held on January 15, 2004. At the meeting the stockholders elected Robert A. Whipple and George A. McKinley to three-year terms as directors of the Company and approved the Company’s 2004 Stock Option Plan and 2004 Recognition and Retention Plan. Also at the meeting, Michael Trokey & Company, P.C., was ratified as the Company’s independent auditors. The results of the voting for each matter considered was as follows:

a)	The election of directors to serve for a term of three years until a successor has been elected and qualified.

	For	Withheld	Broker Non-Vote
Robert A. Whipple	821,546	30,011	0
George A. McKinley	825,008	26,549	0

b)	The approval of the CCSB Financial Corp. 2004 Stock Option Plan.

For	Withheld	Abstain	Broker Non-Vote
493,950	76,142	5,491	275,974

c)	The approval of the CCSB Financial Corp. 2004 Recognition and Retention Plan.

For	Withheld	Abstain	Broker Non-Vote
437,651	128,365	9,567	275,974

d)	The appointment of Michael Trokey & Company, P.C., as auditors of the Company for the fiscal year ending September 30, 2004.

For	Withheld	Abstain	Broker Non-Vote
829,086	15,180	7,291	0

CCSB FINANCIAL CORP. AND SUBSIDIARY

In addition the following directors, in addition to those elected, continue to serve as directors after the annual meeting of stockholders:

John R. Davis, Chairman of the Board

John R. Cooper

Keith A. Oberkrom

Mario Usera

William J. Turpin

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K.

(a)	Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d)	Reports on Form 8-K: Earnings Release for the quarter ended December 31, 2003, and the announcement of plans to repurchase 50,000 shares of common stock over the next 12 months filed January 28, 2004.

CCSB FINANCIAL CORP. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CCSB FINANCIAL CORP. (Registrant)

DATE: May 3, 2004	/s/ John R. Davis
John R. Davis, Chairman, President, and Chief Executive Officer (Principal Executive Officer)

DATE: May 3, 2004	/s/ Mario Usera
Mario Usera, Executive Vice President, and Chief Financial Officer (Principal Financial Officer)

DATE: May 3, 2004	/s/ Deborah A. Jones
Deborah A. Jones, Senior Vice President, Secretary, and Treasurer (Principal Accounting Officer)