Form 10QSB
period 2004-06-30
CCSB FINANCIAL CORP
filed 2004-08-03
CIK 1189356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding July 30, 2004
Common Stock, par value $.01 per share	966,770

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☒

CCSB FINANCIAL CORP. AND SUBSIDIARY

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2004

CCSB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	September 30, 2003
Assets

Cash and due from banks	$3,079,812	$3,461,690
Interest-bearing deposits in banks	19,032	622,931
Fed funds sold	1,049,000	3,221,000

Total cash and cash equivalents	4,147,844	7,305,621
Securities available for sale, at market value (amortized cost of $4,158,815 and $5,782,541, respectively)	4,116,686	5,797,865
Stock in Federal Home Loan Bank of Des Moines	426,700	345,400
Mortgage-backed securities available for sale, at market value (amortized cost of $13,444,943 and $15,245,853, respectively)	13,154,049	15,196,822
Loans receivable, net of allowance for loan losses of $290,991 and $249,300, respectively	58,459,586	51,996,061
Premises and equipment, net	4,089,605	4,206,829
Accrued interest receivable:
Securities	26,108	39,682
Mortgage-backed securities	43,719	54,767
Loans receivable	208,554	215,263
Bank-owned life insurance, cash surrender value	1,007,208	—
Other assets	348,268	313,023

Total assets	$86,028,327	$85,471,333

Liabilities and Stockholders’ Equity

Deposits	$64,191,083	$64,224,723
Accrued interest on deposits	3,856	247
Advances from Federal Home Loan Bank	6,974,542	5,140,757
Advances from borrowers for taxes and insurance	423,734	572,577
Other liabilities	249,410	421,899
Income taxes	—	69,416

Total liabilities	71,842,625	70,429,619

Commitments and contingencies
Preferred stock:
$0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock:
$0.01 par value; 2,500,000 shares authorized; 978,650 shares issued	9,787	9,787
Additional paid-in capital	9,184,557	9,150,476
Treasury stock, at cost; 11,880 shares	(167,033)	—
Unearned ESOP shares	(684,059)	(732,665)
Unearned RRP shares	(540,718)	—
Retained earnings - substantially restricted	6,602,963	6,636,363
Accumulated other comprehensive earnings, net	(219,795)	(22,247)

Total stockholders’ equity	14,185,702	15,041,714

Total liabilities and stockholders’ equity	$86,028,327	$85,471,333

See accompanying notes to consolidated financial statements.

CCSB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans receivable	$812,168	$832,645	$2,399,191	$2,526,886
Mortgage-backed securities	80,871	89,980	286,198	208,072
Securities	26,341	59,791	92,984	209,168
Other interest-earning assets	6,531	17,161	18,795	88,282

Total interest income	925,911	999,577	2,797,168	3,032,408

Interest expense:
Deposits	203,345	273,084	627,408	934,122
Borrowings	48,433	73,470	125,935	215,449

Total interest expense	251,778	346,554	753,343	1,149,571

Net interest income	674,133	653,023	2,043,825	1,882,837
Provision for loan losses	15,000	8,100	42,500	42,100

Net interest income after provision for loan losses	659,133	644,923	2,001,325	1,840,737

Noninterest income:
Service charges on deposit accounts	43,921	45,271	129,204	133,524
Loan service charges	26,118	24,220	82,489	71,468
Amortization of mortgage servicing rights	(22,857)	(34,371)	(76,334)	(87,185)
Gain on sale of loans	5,593	72,733	10,980	174,506
Gain on sale of MBS available for sale	—	—	12,941	—
Earnings on bank-owned life insurance	7,208	—	7,208	—
Other	3,169	6,126	9,053	13,593

Total noninterest income	63,152	113,979	175,541	305,906

Noninterest expense:
Compensation and benefits	450,760	381,118	1,309,240	1,100,417
Occupancy expense	63,948	62,773	193,363	191,556
Equipment and data processing expense	89,330	92,124	267,435	279,340
SAIF deposit insurance premium	2,493	3,436	7,615	8,874
Supervisory and professional	35,700	28,508	97,005	78,699
Advertising	33,066	16,616	64,214	43,279
Correspondent banking charges	10,671	6,475	33,086	43,381
Office supplies	13,696	7,483	45,269	30,638
Postage expense	9,761	14,080	31,252	15,402
Other	45,490	45,097	170,388	156,118

Total noninterest expense	754,915	657,710	2,218,867	1,947,704

Earnings (loss) before income taxes	(32,630)	101,192	(42,001)	198,939
Income taxes	(11,382)	35,992	(8,601)	70,614

Net earnings (loss)	$(21,248)	$65,200	$(33,400)	$128,325

Basic and diluted earnings (loss) per share - See Note 2	$(0.02)	$0.07	$(0.04)	$0.12

See accompanying notes to consolidated financial statements.

CCSB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net earnings (loss)	$(21,248)	65,200	$(33,400)	128,325
Other comprehensive earnings (loss):
Reclassification adjustment for gain included in operations, net of tax	—	—	(8,282)	—
Unrealized gain (loss) on securities and MBS available for sale, net	(208,493)	70,131	(189,266)	10,755

Comprehensive earnings (loss)	$(229,741)	135,331	$(230,948)	139,080

See accompanying notes to consolidated financial statements.

CCSB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$(33,400)	$128,325
Adjustments to reconcile net earnings (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization:
Deferred loans fees, net	(37,622)	(29,034)
Premises and equipment	171,413	184,440
Premiums and discounts, net	72,504	29,356
Earnings on bank-owned life insurance	(7,208)	—
ESOP expense	72,515	42,253
RRP expense	67,296	—
(Increase) decrease in accrued interest receivable	31,331	6,027
Increase (decrease) in accrued interest on deposits	3,609	(34,660)
Provision for loan losses	42,500	42,100
Loans originated for sale	(739,000)	(14,472,671)
Proceeds from sale of loans, net	749,980	14,828,177
Gain on sale of loans	(10,980)	(174,506)
Gain on sale of MBS available for sale	(12,941)	—
Change in other assets and other liabilities, net	(175,382)	107,990

Net cash provided by operating activities	194,615	657,797

Cash flows from investing activities:
Net change in loans receivable	(6,468,403)	(2,515,508)
(Purchases) redemption of FHLB stock	(81,300)	—
Securities held to maturity:
Proceeds from maturity or call	—	15,000
Securities available for sale:
Purchases	(1,000,000)	(4,500,000)
Proceeds from maturity or call	2,600,000	4,750,000
Principal collections	24,766	6,628
Certificates of deposit - other insured institutions:
Proceeds from maturity or call	—	192,350
Mortgage-backed securities available for sale:
Purchases	(2,763,170)	(10,069,404)
Proceeds from sale	950,119	—
Principal payments	3,553,358	1,932,448
Additions to foreclosed real estate and other repossessed assets, net	—	(435)
Purchase of bank-owned life insurance	(1,000,000)	—
Purchase of premises and equipment	(54,189)	(91,229)

Net cash provided by (used for) investing activities	$(4,238,819)	$(10,280,150)

(Continued)

CCSB FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Nine Months Ended June 30,
	2004	2003
Cash flows from financing activities:
Net increase (decrease) in deposits	$(33,640)	$(530,739)
Proceeds from overnight funds from the FHLB	4,000,000	—
Repayments of overnight funds from the FHLB	(4,000,000)	—
Proceeds from fed funds purchased	6,420,000	—
Repayments of fed funds purchased	(6,420,000)	—
Proceeds from fixed-maturity advances from the FHLB	5,572,000	1,500,000
Repayments of advances from the FHLB	(3,738,215)	(2,203,881)
Proceeds from issuance of common stock	—	8,362,981
Acquisition of treasury stock	(764,875)	—
Increase (decrease) in advances from borrowers for taxes and insurance	(148,843)	(247,427)

Net cash provided by (used for) financing activities	886,427	6,880,934

Net increase (decrease) in cash and cash equivalents	(3,157,777)	(2,741,419)
Cash and cash equivalents at beginning of period	7,305,621	11,045,672

Cash and cash equivalents at end of period	$4,147,844	$8,304,253

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest on deposits and advances from FHLB	$749,734	1,184,231
Federal and state income taxes	$86,254	90,503
Real estate and other assets acquired in settlement of loans	$5,000	6,763

See accompanying notes to consolidated financial statements.

CCSB FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The information contained in the accompanying consolidated financial statements is unaudited and was prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, the financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire fiscal year. These financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2003, contained in the Company’s Form 10-KSB for the period ended September 30, 2003.

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

Note 2 – Earnings (Loss) Per Share

Following is a summary of basic and diluted earnings (loss) per common share for the three and nine months ended June 30, 2004, and 2003:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net earnings (loss)	$(21,248)	65,200	$(33,400)	128,325

Weighted-average shares - Basic EPS	904,647	902,871	910,708	902,033
Stock options - treasury stock method	—	N/A	—	N/A

Weighted-average shares - Diluted EPS	904,647	902,871	910,708	902,033

Basic and diluted earnings (loss) per common share	$(0.02)	0.07	$(0.04)	0.12

CCSB FINANCIAL CORP. AND SUBSIDIARY

Basic and diluted earnings per share for the three and nine months ended June 30, 2003, are based upon earnings and the weighted-average shares outstanding only during the period of January 8, 2003, to June 30, 2003. The option to purchase shares were not included in the computation of diluted earnings per share for the three and nine months ended June 30, 2004, since the exercise price was greater than the average market price of the common stock. ESOP shares that have been committed to be released are considered outstanding.

The following table illustrates the effect on net earnings (loss) and earnings (loss) per share as if the fair value based method had been applied in each period:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net earnings (loss)	$(21,248)	65,200	$(33,400)	128,325
Total stock-based employee compensation expense determined under fair value based method for stock options, net of related tax effects	(17,503)	N/A	(24,253)	N/A

Pro forma net earnings (loss)	$(38,751)	$65,200	$(57,653)	$128,325

Earnings (loss) per share:
Basic and diluted - as reported	$(0.02)	0.07	$(0.04)	0.12

Basic and diluted - pro forma	$(0.04)	0.07	$(0.06)	0.12

Note 3 – Benefit Plans

On January 15, 2004, the Company’s stockholders voted to approve both a Recognition and Retention Plan (“RRP”) and a Stock Option Plan. The RRP authorizes the award of up to 39,146 shares of common stock, subject to restrictions, to be issued to directors, officers and employees of the Company and its subsidiary bank. The Stock Option Plan provides for awards in the form of stock options, reload options, dividend equivalent rights and/or limited stock appreciation rights to officers and employees of the Company and/or its subsidiary bank. The approved Stock Option Plan authorizes the granting of options to purchase up to 97,865 shares of common stock. The plans were established as a method of providing directors, officers and employees a proprietary interest in the Company and designed to encourage such persons to remain with the Company and/or subsidiary bank. The plans are administered by the Compensation Committee of the Board of Directors of the Company, which is composed of all directors except Directors Davis and Usera. The awards generally vest at the rate of 20% per year over a five-year period. Compensation expense for the RRP is recognized based on the Company’s stock price on the date the shares are awarded to employees over the five-year vesting period. The Company accounts for its RRP and Stock Option Plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. On January 21, 2004, the Company awarded 38,145 shares under the RRP and 92,500 shares under the Stock Option Plan. In May 2004, 25 shares under the RRP were forfeited as the result of an employee’s termination of employment. In June 2004, 38,120 shares of treasury stock were used for the RRP shares awarded. RRP expense for the three and nine months ended June 30, 2004, was $34,000 and $67,000, respectively.

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

Changes in Financial Condition

Total assets increased $557,000, or 0.7%, to $86.0 million at June 30, 2004, from $85.5 million at September 30, 2003. During the nine-month period ending June 30, 2004, there has been a shift from investments to loans and a run off of excess liquid assets, primarily fed funds sold and interest-bearing deposits. This is consistent with management’s strategy to enhance the yield on earning assets by funding loan growth first with available liquid assets. It is now management’s goal to leverage the Company’s capital position through profitable growth opportunities in order to enhance net interest income and improve operating efficiencies.

Net loans receivable increased $6.5 million, or 12.4%, during the nine months ended June 30, 2004, as the result of the growth in commercial real estate, construction (net of loans in process), consumer and commercial nonmortgage loans. A slowdown in refinances decreased loan payoffs and secondary market activities, resulting in an increase also in the single-family real estate portfolio. Securities available for sale decreased $1.7 million, or 29.0%, mortgage-backed securities (MBS) decreased $2.0 million, or 13.4%, and total cash and cash equivalents, primarily fed funds sold, decreased $3.2 million, or 43.2%, from September 30, 2003, to June 30, 2004. Net loans receivable represents 68.0% of total assets at June 30, 2004, compared to 60.8% of total assets at September 30, 2003. The following table summarizes the loan portfolio and the changes from September 30, 2003:

CCSB FINANCIAL CORP. AND SUBSIDIARY

Loans Receivable, Net:

	June 30, 2004	September 30, 2003	Increase (Decrease)	Percent Change
Real Estate Loans:
Single-family, 1-4 units	$34,365,269	32,876,278	1,488,991	4.53%
Multi-family, 5 or more units	612,293	1,391,641	(779,348)	(56.00)%
Construction	12,226,846	13,054,442	(827,596)	(6.34)%
Commercial	8,566,928	4,974,576	3,592,352	72.21%
Consumer loans	5,310,371	4,412,341	898,030	20.35%
Commercial nonmortgage loans	1,430,827	742,070	688,757	92.82%
Loans secured by deposits	191,266	180,200	11,066	6.14%

	62,703,800	57,631,548	5,072,252	8.80%
Allowance for losses	(290,991)	(249,300)	(41,691)	16.72%
Loans in process	(3,886,250)	(5,327,631)	1,441,381	(27.05)%
Deferred loan fees, net	(66,973)	(58,556)	(8,417)	14.37%

Total	$58,459,586	51,996,061	6,463,525	12.43%

Approximately $1.1 million of the increase in commercial real estate loans was new originations, which was partially offset by the decrease in multi-family real estate loans. The remainder of the increase in commercial real estate loans was due to the shift of a loan from construction to permanent financing. Single-family construction loan activity continues to be strong in the Bank’s area, which contributed to the growth in the construction loans (net of loans in process) despite the shift of loans from construction to permanent financing. The consumer loan growth is the result of the continued growth of home equity lines of credit, a product the Bank introduced in February 2002. The growth in commercial nonmortgage loans is attributed to new originations as well as an increase in an existing borrower’s line of credit (secured by real estate and inventory).

The Bank also purchased $1 million in bank-owned life insurance during the three-month period ended June 30, 2004. Shortly after the quarter end, the bank purchased an additional $1.5 million in bank-owned life insurance. The policies were purchased for the key man life insurance benefits and because of the after-tax yield. At this time, the Bank derives all benefits from the policies. Earnings are reflected in noninterest income.

The loan growth has been funded primarily by excess liquidity, although FHLB advances were utilized to supplement additional cash flow needs. Deposit flow fluctuated significantly during the period but remained relatively unchanged. Deposits decreased $34,000 from September 30, 2003, to $64.2 million at June 30, 2004. FHLB advances increased $1.8 million, or 35.7%, from $5.2 million at September 30, 2003, to $7.0 million at June 30, 2004. No new FHLB advances were obtained during the most recent three-month period, but, as reported in a previous filing, the composition of FHLB advances has changed significantly from the previous fiscal year end. Approximately $3.7 million of higher-costing FHLB fixed-maturity advances matured during this fiscal year, while $5.6 million in new FHLB fixed-maturity advances were obtained. As a result, the weighted average rate on FHLB advances declined from 5.60% at September 30, 2003, to 2.77% at June 30, 2004. The FHLB advances are also utilized to lengthen the maturities of liabilities as the weighted average term to maturity of FHLB advances was 55 months at June 30, 2004.

Stockholders’ equity decreased $856,000 in the nine months ended June 30, 2004, primarily due to the repurchase of stock. The Company has repurchased all 50,000 shares, or approximately 5.1% of the Company’s outstanding common stock, under the plan announced on January 28, 2004. The shares were repurchased at a weighted average price of $15.30 per share. A total of 38,120 shares of the treasury stock has been allocated to the RRP (See Note 3 of the Consolidated Financial Statements) but is unearned. Stockholders’ equity was also negatively impacted by the net loss for the nine-month period and the change in the net unrealized loss of securities and MBS available for sale. Stockholders’ equity totaled $14.2 million, or $14.67 per share, at June 30, 2004.

CCSB FINANCIAL CORP. AND SUBSIDIARY

Results of Operations – Comparison of the Three and Nine-Month Periods Ended June 30, 2004 and 2003

The Company had a net loss of $21,000 and $33,000, respectively, for the three and nine months ended June 30, 2004, compared to net earnings of $65,000 and $128,000, respectively, for the same periods in 2003. The loss is attributed to the lack of sufficient growth in revenue to offset the increase in noninterest expense due to the implementation of benefit plans and the increased costs of being a public company. Advertising and promotion expense was also significantly higher due to a recent marketing campaign by the Bank. In addition, the Company has also been impacted by a significant decrease in noninterest income, resulting from the decrease in the gain on the sale of loans.

Net Interest Income. Net interest income increased $21,000, or 3.2%, for the three months ended June 30, 2004, and $161,000, or 8.6%, for the nine months ended June 30, 2004, compared to the same periods in the previous year. The increase in net interest income can be attributed to a greater increase in average interest-earning assets (excluding interest-bearing deposits in banks) than the increase in average interest-bearing liabilities during the periods. The increase in net interest income can also be attributed to the change in the asset mix (due to loan growth and the shift from investments to higher-yielding loans) and an increase in noninterest-bearing transaction deposit accounts. The increase in the net interest income for the nine-month period ended June 30, 2004, compared to the nine-month period ended June 30, 2003, was even greater due to the impact of the infusion of capital in January 2003.

Interest Income. Interest income decreased by $74,000 and $235,000 for the three and nine months ended June 30, 2004, respectively, to $926,000 and $2.8 million for the three and nine months ended June 30, 2004, respectively. Despite an increase in interest-earning assets, interest income has been impacted by the historical low interest rates. This has been partially offset by the shift from lower-yielding investments to higher-yielding loans during the periods.

Interest income from loans receivable decreased $21,000 for the three-month period and $128,000 for the nine-month period compared to the prior periods as higher-rate loans either paid off or refinanced to lower interest rates and adjustable-rate loans repriced to lower rates than in the prior period. Interest income from securities decreased $34,000, or 55.9%, and $116,000, or 55.5%, for the three and nine months ended June 30, 2004, respectively, compared to the same periods in the prior year as securities either matured or were called. Proceeds were either used to fund loans or new securities were purchased at lower interest rates. Similarly, interest income on other interest-earning assets, principally interest-bearing deposits, decreased $11,000 and $69,000 for the three and nine months ended June 30, 2004, respectively, compared to the three and nine months ended June 30, 2003. A significant portion of the decrease in interest-earning assets is attributed, however, to the change in the method of interest being credited on the primary correspondent bank account to a “net” basis, which is offset by lower correspondent bank service charges. The funding of bank-owned life insurance, which earnings are reported as noninterest income, also impacted interest income on securities and other interest-earning assets.

Interest income on MBS is higher for the nine months ended June 30, 2004, compared to the nine months ended June 30, 2003, but decreased for the three months ended June 30, 2004, compared to June 30, 2003. Interest income on MBS was impacted in this last quarter by prepayments, which increased the amortization of premiums. Interest income on MBS decreased $9,000 and increased $78,000, for the three and nine months ended June 30, 2004, respectively, compared to the three and nine months ended June 30, 2003.

Interest expense. The increase in noninterest-bearing transaction accounts and historical low interest rates have had a favorable impact on interest expense. Interest expense decreased $95,000, or 27.3%, and $396,000, or 34.5%, for the three and nine months ended June 30, 2004, respectively, compared to the three and nine months ended June 30, 2003. Interest expense on deposits decreased $70,000, or 25.6%, and $307,000, or 32.8%, due to the increase in noninterest-bearing deposits and as interest-bearing deposits repriced to lower rates than in the prior period. Despite an increase in FHLB advances, the acquisition of new advances paid off higher rate advances and resulted in a decrease in the interest expense of borrowings of $25,000, or 34.1%, and $90,000, or 41.5%, for the three months and nine months ended June 30, 2004, respectively.

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

CCSB FINANCIAL CORP. AND SUBSIDIARY

The Bank recorded a slightly higher provision for loan losses for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, but the difference in provision for nine months periods was insignificant. The provision increased the allowance for loan losses to the amount considered adequate by management based on current economic conditions, loan portfolio composition, historical loss experience, and a review of selected individual loans.

Noninterest Income. The decrease in secondary market activities has had a significant impact on noninterest income. Due primarily to the decrease in the gain on the sale of loans, noninterest income decreased $51,000 and $130,000, respectively, from $114,000 and $306,000 for the three and nine months ended June 30, 2003, respectively, to $63,000 and $176,000 for the three and nine months ended June 30, 2004. The gain on the sale of loans decreased $67,000 and $164,000 for the three months and nine months ended June 30, 2004, respectively, compared to the three and nine months ended June 30, 2003.

Higher loan service charges, lower amortization of mortgage servicing rights, a gain on the sale of MBS, and earnings on bank-owned life insurance have had a positive impact in either or both the three-month or nine-month periods; however, service charges on deposit accounts are slightly lower for both periods. Service charges on deposit accounts have been impacted by lost revenue from debit card point of sale transactions. The Bank dropped its $1 service charge fee on point of sale transactions in January 2004 due to merchants discouraging “signature-based” debit card transactions. Management believed this was necessary because it did not want to discourage use of the debit card.

Noninterest expense. Noninterest expense increased $97,000, or 14.8%, and $271,000, or 13.9%, for the three and nine months ended June 30, 2004, respectively. The increase has been primarily due to higher compensation and benefits expense, which is in part the result of the expense of the Employee Stock Ownership Plan (ESOP) approved as part of the conversion to stock form and the expense of the RRP approved, more recently, by shareholders (See Note 3 of the Consolidated Financial Statements). The ESOP and RRP expense was $73,000 and $67,000, respectively, for the nine months ended June 30, 2004, versus $42,000 and $0, respectively, for the comparable prior period. Higher health insurance premium costs, lower origination costs deferred pursuant to generally accepted accounting principles, and higher salaries and compensation for directors, officers and employees have also contributed to higher compensation and benefits expense. Deferred loan origination costs were lower during 2004 as a result of a decline in loan originations for sale in the secondary market. Advertising expense is also significantly higher as the result of a recent marketing campaign specifically targeting transaction accounts.

For the three months ended June 30, 2004, compared to the three months ended June 30, 2003, the additional expense of the RRP ($34,000), lower deferred origination costs ($14,000), compensation of additional personnel ($18,000) and higher advertising expense ($19,000) were the primary reasons for the increased noninterest expense. These expenses, in addition to the ESOP being expensed for the full nine months during 2004, also were the primary reasons for the increase in noninterest expense from the nine months ended June 30, 2003, to the nine months ended June 30, 2004.

Income Taxes. Income taxes for the three and nine months ended June 30, 2004, reflect a credit due on income taxes due to the loss realized.

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

Commitments to originate mortgage loans are legally binding agreements to lend to the Bank’s customers. Letters of credit are conditional commitments issued by the Bank to guarantee the performance of the borrower to a third party. At June 30, 2004, commitments, which generally expire in 180 days or less, to originate adjustable and fixed-rate loans for portfolio (including related loans in process) were approximately $314,000 and $4.2 million, respectively. Interest rates on these fixed-rate loans ranged from 4.75% to 6.50%. Commitments on behalf of borrowers for unused lines of credit on home equity loans, lines of credit secured by other real estate and commercial non-real estate loans were approximately $4.8 million expiring in seven years or less. Commitments on behalf of borrowers for outstanding letters of credit amounted to $24,000 at June 30, 2004.

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

CCSB FINANCIAL CORP. AND SUBSIDIARY

The Bank’s actual and required capital amounts and ratios at June 30, 2004, are as follows:

	Actual		Minimum for Capital Adequacy		Required to be “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders’ equity of the Bank	$10,455
Unrealized loss on securities AFS, net	219

Tangible capital	$10,674	12.5%	$1,280	1.5%
Includable unrealized gain on equity securities available for sale, net	—
General valuation allowance	291

Total capital to risk-weighted assets	$10,965	21.7%	$4,034	8.0%	$5,043	10.0%

Tier 1 capital to risk-weighted assets	$10,674	21.2%	$2,017	4.0%	$3,026	6.0%

Tier 1 capital to total assets	$10,674	12.5%	$3,415	4.0%	$4,268	5.0%

Asset Quality

At June 30, 2004, there were two consumer loans and one commercial loan totaling $36,000 that were considered to be nonperforming and nonaccrual loans. The two consumer loans in the amount of $7,000 were classified as Substandard and the commercial loan in the amount of $29,000 was classified as Doubtful at June 30, 2004. The Bank had no property classified as real estate owned or repossessed asset. At June 30, 2004, there were two single-family mortgage loans totaling $76,000 and a consumer loan secured by vehicles for $2,000 designated as special mention and no other loans, which were not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or restructured.

Allowance for Loan Losses

At June 30, 2004, the allowance for loan losses was $291,000. Management believes that all known losses in the loan portfolio that are both probable and reasonable to estimate have been recorded as of each balance sheet date. The following is a summary of activity in the allowance for loan losses:

	Nine Months Ended
	June 30, 2004	June 30, 2003
	(Unaudited)	(Unaudited)
Balance, beginning of period	$249,300	$206,035

Loan charge-offs	(2,815)	(11,089)
Loan recoveries	2,006	3,043
Provision charged to expense	42,500	42,100

Balance, end of period	$290,991	$240,089

CCSB FINANCIAL CORP. AND SUBSIDIARY

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s third quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CCSB FINANCIAL CORP. AND SUBSIDIARY

PART II - Other Information

Item 1 - Legal Proceeding

There are no material legal proceedings to which the Company and Bank are a party or of which any of their property is subject. From time to time, the Bank is a party to various legal proceedings incident to its business.

Item 2 - Changes in Securities and Small Business Issuer Purchases of Equity Securities

The Company repurchased 18,000 shares of common stock during the three months ended June 30, 2004, completing the Company’s plan to repurchase up to 50,000 shares, or approximately 5.1%, of the Company’s outstanding common stock. The plan to repurchase shares, over a 12-month period, was announced on January 28, 2004. The shares were repurchased as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2004 to February 29, 2004	27,000	15.98	27,000	23,000

March 1, 2004 to March 31, 2004	5,000	15.91	32,000	18,000

May 1, 2004 to May 31, 2004	18,000	14.11	50,000	—

Total	50,000	15.30	50,000	—

Item 3 - Defaults upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K.

(a)	Exhibit 31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d)	Reports on Form 8-K: Earnings Release for the quarter ended March 31, 2004, filed April 30, 2004.

CCSB FINANCIAL CORP. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CCSB FINANCIAL CORP.
(Registrant)

DATE: August 3, 2004	/s/ John R. Davis
John R. Davis, Chairman, President, and Chief Executive Officer (Principal Executive Officer)

DATE: August 3, 2004	/s/ Mario Usera
Mario Usera, Executive Vice President, and Chief Financial Officer (Principal Financial Officer)

DATE: August 3, 2004	/s/ Deborah A. Jones
Deborah A. Jones, Senior Vice President, Secretary, and Treasurer (Principal Accounting Officer)