Form 10KSB
period 2004-09-30
CCSB FINANCIAL CORP
filed 2004-12-20
CIK 1189356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

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

(1)  YES  ☒.    NO  ☐.

(2)  YES  ☒.    NO  ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  ☒

The Registrant’s revenues for the fiscal year ended September 30, 2004 were $4.0 million.

As of December 3, 2004, there were 966,745 shares issued and outstanding of the Registrant’s Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of December 3, 2004 was $14.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of Annual Report to Stockholders (Parts II and IV)
2.	Proxy Statement for the 2005 Annual Meeting of Stockholders (Part III)

PART I

ITEM 1. Description of Business

General

CCSB Financial Corp. (the “Company”) was organized in September 2002 at the direction of the board of directors of Clay County Savings Bank (formerly, Clay County Savings and Loan Association) for the purpose of acting as the stock holding company of Clay County Savings Bank (the “Bank”). The Company holds 100% of the common stock of the Bank, and its principal business is overseeing and directing the business of the Bank. At September 30, 2004, the Company had total consolidated assets of $89.0 million, total deposits of $65.3 million and stockholders’ equity of $14.4 million.

The Bank was founded in 1922 as a state-chartered mutual savings and loan association with the name Clay County Building and Loan Association. In 1967, the name was changed to Clay County Savings and Loan Association and, in 1995, the Bank converted to a federal mutual savings association charter. As part of our conversion from the mutual to stock form of organization in 2003, the Bank converted to a federally chartered savings bank and the name was changed to Clay County Savings Bank. The Bank has a total of four offices located in Clay County, Missouri. The main office and a branch office are located in Liberty, and branch offices are also located in Kearney and Smithville. The Bank is regulated by the Office of Thrift Supervision (the “OTS”) and deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) under the Savings Association Insurance Fund. The Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System since 1937.

The Bank is a community-oriented savings institution offering a variety of financial products and services to meet the needs of the communities it serves. The Bank was established primarily to serve the home financing needs of the public and now serves the expanded credit needs of area residents and businesses in its market area similar to a community bank but with a focus on real estate lending. The Bank’s principal business consists of attracting retail deposits from the general public in the areas surrounding its branches and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, construction loans, multi-family and commercial real estate loans, mortgage-related securities and various other securities. The Bank also invests in commercial business loans and consumer and other loans, including home equity and automobile loans. The Bank’s revenues are derived principally from the interest on mortgage, commercial and consumer loans, securities, loan origination and servicing fees, and service charges and fees collected on deposit accounts. The primary sources of funds are deposits, borrowings, and principal and interest payments on loans and securities.

The Company’s and Bank’s executive office is located at 1178 West Kansas, Liberty, Missouri, 64068. The telephone number of the Company and the Bank is (816) 781-4500.

Market Area

The Bank serves communities located in Clay and Platte Counties and in surrounding counties in Missouri from its main office and branch office in Liberty and its branch offices in Kearney and Smithville. Liberty, Kearney and Smithville are all located in Clay County, which is part of the Kansas City Metropolitan Statistical Area.

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

The cities in which the Bank maintains an office have experienced even greater growth. The population of Liberty increased 30.0% from approximately 20,000 in 1990 to 26,000 in 2000; the population of Smithville increased 114.3% from 2,800 in 1990 to 6,000 in 2000; and the population of Kearney increased 143.5% from 2,300 in 1990 to 5,600 in 2000.

Estimated per capita annual income for 2000 was approximately $23,100 for Clay County, and $26,400 for Platte County, as compared to the Missouri state average of $19,900 and the United States average of $21,600. Median household income levels showed similar patterns, as Clay and Platte Counties reported income levels of $48,300 and $55,800, respectively, compared to $37,900 for the Missouri state average and $42,000 for the United States average.

Competition

The Bank faces significant competition in both originating loans and attracting deposits to varying degrees. The metropolitan area has a large number of regional and national financial institutions that are significantly larger and with greater financial resources. In Liberty, there are 12 other federally insured financial institutions with at least one office and a 13th financial institution is scheduled to open a facility in 2005. The Bank’s competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Competition for deposits has historically come directly from commercial banks, savings banks and credit unions. Additional competition for deposits comes from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies.

Lending Activities

General. The loan portfolio is mainly comprised of real estate loans, primarily permanent and construction financing of single-family homes. The majority of these loans have adjustable rates of interest. In addition to the permanent and construction financing of one- to four-family real estate, the Bank originates loans secured by multi-family and nonresidential real estate, consumer loans (primarily home equity loans and lines of credit) and commercial non-real estate loans. The Company participates in one nonresidential real estate loan with the Bank. At September 30, 2004, gross loans totaled $64.1 million, of which $34.6 million, or 53.9%, was permanent financing of one- to four-family real estate; $12.4 million, or 19.3%, was construction and land development loans; $8.0 million, or 12.4%, was secured by commercial real estate; and $1.1 million, or 1.8%, was secured by multi-family properties. At September 30, 2004, consumer loans, including loans secured by deposits and automobiles, as well as home equity loans and lines of credit, totaled $6.7 million, or 10.4% of total loans. Approximately $5.8 million, or 9.0% of total loans, were home equity loans or lines of credit. In addition, at September 30, 2004, commercial non-real estate loans totaled $1.4 million, or 2.2% of total loans.

In order to reduce interest-rate risk by making the loan portfolio more interest-rate sensitive, the Bank originates primarily adjustable-rate, balloon and short- and medium-term, fixed-rate loans for the loan portfolio. The Bank sells most of its balloon and fixed-rate single-family, owner-occupied real estate loans through the secondary market. At September 30, 2004, $38.3 million, or 59.7%, of total loans had adjustable rates of interest tied to a variety of indices.

Loan Portfolio Composition. The following table shows the composition of the consolidated loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	At September 30,
	2004		2003
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
Single-family, 1-4 units	$34,553	53.9%	$32,876	57.0%
Multi-family, 5 or more units	1,113	1.8	1,392	2.4
Construction, land & land development	12,378	19.3	13,054	22.7
Commercial	7,971	12.4	4,975	8.6

Total real estate loans (1)	56,015	87.4	52,297	90.7

Other loans:
Consumer loans:
Deposit account	198	0.3	180	0.3
Automobile	578	0.9	577	1.1
Home equity	981	1.5	799	1.4
Home equity (lines of credit) (2)	4,829	7.5	3,016	5.2
Other	95	0.2	21	—

Total consumer loans	6,681	10.4	4,593	8.0
Commercial non-real estate loans (3)	1,426	2.2	742	1.3

Total loans	64,122	100.00%	57,632	100.00%

Less:
Allowance for losses	(300)		(249)
Loans in process	(4,138)		(5,328)
Deferred loan fees, net	(64)		(59)

	$59,620		$51,996

1)	Commitments for unused lines of credit secured by real estate loans were $192,000 at September 30, 2004.
2)	Commitments for unused home equity lines of credit were $3,821,000 at September 30, 2004.
3)	Commitments for unused commercial non-real estate lines of credit were $546,000 at September 30, 2004.

Loan Maturity. The following table sets forth certain information at September 30, 2004, regarding the dollar amount of loans maturing in the portfolio based on the loan’s final contractual maturity, but does not include scheduled repayments or potential prepayments.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In Thousands)
Single-family, 1-4 units	$198	174	975	4,200	9,544	19,462	$34,553
Multi-family, 5 or more units	—	—	913	—	200	—	1,113
Construction, land & land development	10,816	287	1,275	—	—	—	12,378
Commercial real estate loans	813	744	5,293	903	218	—	7,971
Consumer loans	232	1,159	4,511	779	—	—	6,681
Commercial non-real estate loans	1,002	424	—	—	—	—	1,426

Total loans	$13,061	2,788	12,967	5,882	9,962	19,462	$64,122

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at September 30, 2004, the dollar amount of all fixed-rate and adjustable-rate loans due after September 30, 2005.

	Due After September 30, 2005
	Predetermined Rate	Floating or Adjustable Rates	Total
	(In Thousands)
Single-family, 1-4 units	$7,336	27,019	$34,355
Multi-family, 5 or more units	1,113	—	1,113
Construction, land & land development	1,562	—	1,562
Commercial real estate loans	4,706	2,452	7,158
Consumer loans	1,620	4,829	6,449
Commercial non-real estate loans	10	414	424

Total loans	$16,347	34,714	$51,061

One- to Four-Family Real Estate Loans. The Bank’s primary lending activity consists of originating one- to four-family, residential real estate loans, secured by properties located in its market area. At September 30, 2004, these loans totaled $34.6 million, or 53.9%, of the total loan portfolio. The large majority of these loans are secured by owner-occupied properties.

One- to four-family real estate loans are offered with terms up to 30 years with adjustable or fixed interest rates. The adjustable-rate loans are intended for retention in the Bank’s the loan portfolio, while most fixed-rate loans are typically sold in the secondary market directly to the Federal Home Loan Mortgage Corporation (FHLMC). In addition, the Bank offers loans with a balloon feature, generally five years or less, which are also typically sold to the FHLMC. It is the Bank’s policy to retain servicing on all loans sold. All one-to four-family real estate loans are typically originated in conformity with FHLMC guidelines, regardless of whether the loan is sold or retained in the loan portfolio.

Adjustable-rate, one-to four-family real estate loans are originated with an initial interest rate fixed for one, three or five years, and annual adjustments thereafter are based on changes in the one-year Treasury constant maturity index. Adjustable-rate real estate loans on owner-occupied properties generally have an interest rate adjustment limit of 200 basis points per adjustment, with a maximum lifetime interest-rate adjustment limit of 500 basis points. Higher interest rates, with higher interest-rate adjustments, are typically charged on adjustable-rate loans on non-owner-occupied properties. The initial interest rates on adjustable-rate loans are generally at a discounted or teaser rate (i.e., initial rates below those which would prevail under the foregoing computations based upon determination of market factors and competitive rates for adjustable-rate loans in the market). However, on such discounted rate adjustable-rate loans, borrowers are qualified at both the initial rate and at the fully indexed rate.

In the past, the Bank offered adjustable-rate real estate loans with interest rate adjustment limits of 100 or 150 basis points per adjustment and currently has $1.5 million of such loans remaining in the portfolio. The Bank also offered in the past adjustable-rate real estate loans tied to the national monthly median cost of funds ratio to OTS regulated, SAIF-insured institutions and currently has $2.1 million of such loans in its portfolio.

One- to four-family real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. In addition, conventional residential real estate loans customarily contain “due on sale” clauses which permit acceleration of the indebtedness of the loan upon transfer of ownership of the mortgage property.

The retention of adjustable-rate loans in the portfolio helps reduce exposure to changes in interest rates. However, there are credit risks resulting from potential increased costs to the borrower as a result of rising interest rates. During periods of rising interest rates, the risk of default on adjustable-rate mortgages may increase due to the upward adjustment of interest cost to the borrower.

At September 30, 2004, the one- to four-family real estate loan portfolio consisted of $7.5 million, or 21.8%, of loans with fixed rates of interest (inclusive of balloon loans) and $27.0 million, or 78.2%, of loans with adjustable rates of interest. During the year ended September 30, 2004, the Bank originated $10.7 million in adjustable-rate mortgage loans and $2.1 million in fixed-rate mortgage loans, including those with a balloon payment. The Bank sold $1.2 million, or 59.3%, of the fixed-rate and balloon loan originations directly to the FHLMC during the year ended September 30, 2004.

Regulations limit the amount that a savings institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For borrowers who do not obtain private mortgage insurance, the Bank’s lending policies generally limit the maximum loan-to-value ratio on both fixed-rate and adjustable-rate real estate loans to 85% of the appraised value of single-family real estate and 80% of the appraised value of two- to four-unit residential properties. The Bank will consider loans over these limits, provided the borrower obtains private mortgage insurance. The maximum loan-to-value that will be considered on single-family real estate is 95%, if the maximum loan amount is $275,000 or less, and 90% for loans up to $350,000. On a limited number of loans available to first-time home buyers, the Bank will consider a loan-to-value ratio up to 97% of the lower of the purchase price or the appraised value. The maximum loan-to-value that will be considered on two- to four-unit real estate is 90% and with a lending limit of up to $275,000. The Bank also requires homeowner’s insurance and fire and casualty insurance on properties securing real estate loans.

Construction, Land and Land Development Loans. The Bank originates three types of residential construction loans: (1) construction/speculative loans, (2) construction/custom loans, and (3) construction/permanent loans. The Bank also originates construction loans on multi-family or nonresidential properties, land development loans to area homebuilders that are secured by individual unimproved or improved residential building lots, and loans secured by land held for future development.

As of September 30, 2004, construction and land development loans totaled $12.4 million, or 19.3% of the total loan portfolio, of which $10.1 million, or 15.7% of total loans, were construction loans secured by one- to four-family residential properties and $2.3 million, or 3.6% of total loans, were speculative land and/or land development loans. The land loans include an $810,000 land development loan and two loans secured by commercially zoned land being held for future development in the amount of $1.6 million, of which $485,000 was sold in a participation to an unrelated lending institution on a date prior to the Conversion due to previous loans-to-one borrower limitations. Subsequent to September 30, 2004, the Bank has originated another land development loan in the amount of $2,575,000 secured by another phase in the same planned-unit development that secures the $810,000 land development loan. Also subsequent to September 30, 2004, the Company has purchased from the aforementioned unrelated lending institution the $485,000 participation in the $1.6 million loan secured by the commercially zoned land held for future development because of the capital available at the holding company level after the Conversion.

Construction/speculative loans are made to area homebuilders who do not have, at the time the loan is originated, a signed contract with a homebuyer who has a commitment for permanent financing with either the Bank or another lender. The builder may enter into a purchase and sale contract with the homebuyer either during or after the construction period. These loans have the risk that the builder will have to make interest and principal payments on the loan and finance real estate taxes and other holding costs of the completed home for a significant time after the completion of construction. Funds are disbursed in phases as construction is completed. All construction/speculative loans require personal individual guarantees of the principals of the builder-borrower. These loans are generally originated for a term of twelve months, with interest rates that are fixed for the term of the loan, and with a loan-to-value ratio of no more than 85% of the lower of cost or the estimated value of the completed property, although under certain circumstances the Bank will originate a construction loan with a loan-to-value ratio of up to 89%. At September 30, 2004, the Bank had $5.2 million outstanding in construction/speculative loans. The largest number of construction/speculative loans outstanding to a single borrower at any given time during the year ended September 30, 2004, was for five properties and the highest aggregate balance of construction/speculative loans to a single borrower was $872,000. The Bank’s current policy requires that all construction/speculative loans to one builder cannot exceed $1.25 million at any one time.

Construction/custom loans are made to either an individual who has contracted with a builder to construct their personal residence, or to a builder who has a signed contract to build a new home for the homeowner. The terms of construction/custom loans are similar to those of construction/speculative loans, except that the Bank may offer extended commitments to originate permanent financing on the construction/custom loans that are originated. These extended commitments are typically honored for terms up to one year, and are at interest rates 50 basis points above the prevailing interest rate at the time of the commitment. The Bank offers construction/permanent financing to these individuals as well. At September 30, 2004, the Bank had $4.9 million outstanding in construction/custom loans.

At September 30, 2004, the largest outstanding concentration of credit to one builder (for both speculative and custom loans) consisted of five loans with an aggregate balance of $1 million. At that date, the Bank also had outstanding one large construction/permanent loan in the amount of $1,275,000 to a borrower for the purpose of construction of a personal residence.

Construction lending generally involves a greater degree of risk than other one- to four-family real estate lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the home construction. Construction delays or the financial impairment of the builder may further impair the borrower’s ability to repay the loan.

The Bank’s procedures for underwriting construction loans include an assessment of the borrower’s credit history and the borrower’s ability to meet other existing debt obligations, as well as payment of principal and interest on the proposed loan. Loans to builders are also based upon the builder’s prior experience and the Bank’s prior relationship with the builder. Construction loans on nonresidential property and land development loans are based on the analysis of the source of repayment and the financial strength of the borrower and principals. Additionally, the Bank will obtain an appraisal of the real estate and, if appropriate, an environmental assessment. Loans for the construction of nonresidential property and land development loans are generally limited to the lower of the estimated cost of the land and improvements or 75% of the appraised value.

Commercial Real Estate Loans. At September 30, 2004, $8.0 million, or 12.4% of the total loan portfolio, consisted of loans secured by commercial real estate properties. These commercial real estate loans include loans secured by improved property such as offices, churches, small business facilities, strip mall shopping centers, motels, and other income producing, non-residential buildings. The Bank currently offers commercial real estate loans with adjustable rates, short-term fixed rates (10 years or less) or longer-term (with amortization schedules of up to 25 years) loans with balloon features. The adjustable-rate commercial real estate loans are generally tied to the prime rate. At September 30, 2004, the average commercial real estate loans had a balance of $320,000 and the largest commercial real estate loan was $2,452,000 secured by church property.

The Bank generally obtains appraisals on properties securing commercial real estate loans. An appraisal may not be obtained where the loan to be originated is less than $250,000 and the loan to value is based on other information that is evaluated by the Bank’s Senior Vice President of Lending, Executive Vice President or President. The Bank generally will make commercial real estate loans for up to 80% of the cost, or the appraised value, of the property securing the loan, except for cash-out refinancings, which are limited to 75% of the appraisal value of the property securing the loans.

Prior to funding a loan secured by commercial property, the Bank may obtain an environmental assessment from the loan applicant, depending upon the nature of the property. If appropriate, the Bank will obtain an environmental assessment from an independent, licensed environmental engineer regarding any environmental risks that may be associated with the property. The cost of the environmental assessment is in all cases paid by the applicant. The level of the environmental engineer’s evaluation of a property will depend on the facts and circumstances relating to the specific loan, but generally the environmental engineer’s actions will range from a consultant’s discretionary environmental assessment to a Phase II environmental report. The underwriting process for commercial real estate loans includes an analysis of the debt service coverage of the collateral property. The Bank typically requires a debt service coverage ratio of 115% or higher.

Loans secured by commercial real estate generally have larger loan balances and more credit risk than one- to four-family real estate loans. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. However, commercial real estate loans generally have higher interest rates than loans secured by one- to four-family real estate.

Multi-Family Loans. At September 30, 2004, the Bank had three loans totaling $1.1 million, or 1.8% of total loans, consisting of loans secured by multi-family real estate (five or more dwelling units). The Bank currently offers multi-family real estate loans with adjustable rates, short-term fixed rates (10 years or less) or longer-term (with amortization schedules of up to 25 years) loans with balloon features. The adjustable-rate loans are generally tied to the prime rate. The Bank generally lends up to 80% of the property’s appraised value, except for cash out refinancings, which are limited to 75% of the appraised value of the property securing the loans. If deemed necessary, the Bank will obtain an environmental assessment from an independent engineering firm of any environmental risks that may be associated with a particular building or the site. In deciding to originate a multi-family loan, the Bank reviews the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. The Bank generally obtains the personal guarantee of the principals when originating multi-family real estate loans. Appraisals are performed on all multi-family loans that exceed $250,000.

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

Consumer Loans. The Bank is authorized to make loans for a variety of personal and consumer purposes. As of September 30, 2004, consumer loans totaled $6.7 million, or 10.4% of the total loan portfolio. Consumer loans consist primarily of home equity loans, home equity lines of credit, automobile loans and loans on deposits. The procedure for underwriting consumer loans includes an assessment of the applicant’s credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any.

Home equity lines of credit, the total of which amounted to $4.8 million, or 7.5% of total loans, is the largest component of consumer loans as of September 30, 2004. Home equity lines of credit were introduced in February 2002 and have been well received by customers. Home equity lines of credit are revolving lines of credit, have adjustable rates of interest tied to prevailing prime interest rate and are generally for a period of five years. At September 30, 2004, home equity lines of credit were eligible to be funded up to $8.65 million. The Bank also offers fixed-rate home equity loans with terms of up to 10 years. At September 30, 2004, home equity loans totaled $981,000, or 1.5% of total loans. Home equity loans and home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. Home equity loans provide for a one-time advance of funds, while home equity lines of credit are revolving lines of credit. At September 30, 2004, up to $5.4 million was eligible to be funded under home equity lines of credit. The Bank generally offers home equity loans and lines of credit up to $150,000 with a maximum loan to value ratio of 89% (including senior liens on the collateral property).

Automobile loans accounted for $578,000 of consumer loans, or 0.9% of total loans, at September 30, 2004. Automobile loans generally have terms that do not exceed five years and carry a fixed-rate of interest. Generally, automobile loans are made in amounts up to 80% of the purchase price on new vehicles, up to the NADA loan value or 80% of the NADA retail value on used vehicles. Collision and comprehensive insurance and vendor single-interest coverage are required on all automobile loans. Automobile loans are made directly to the car buyers, and the Bank does not participate in indirect automobile loan programs though car dealerships.

The Bank makes loans secured by deposit accounts up to 95% of the amount of the available deposit balance. The Bank also makes other consumer loans that may or may not be secured. The terms of the loans vary depending on the collateral.

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

Commercial Business Loans. In addition to commercial real estate loans, the Bank also engages to a lesser extent in small commercial non-real estate lending, including business installment loans, lines of credit and other commercial loans. At September 30, 2004, commercial business loans totaled $1.4 million, or 2.2% of total loans. This included six lines of credit totaling $1.0 million, which were eligible to be funded up to $2.0 million, at September 30, 2004. The Bank originates both secured and unsecured commercial business loans to businesses located in its primary lending area. More than half of the commercial business loans is the result of an existing lending relationship with the borrower, which typically involved real estate. Commercial business loans are originated as both fixed-rate loans and adjustable-rate loans set at a percentage above the prime rate.

The Bank’s underwriting standards for commercial business loans include a review of the applicant’s tax returns, financial statements, credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan based on cash flows generated by the applicant’s business.

Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. The Bank typically requires a principal of the company obtaining a commercial business loan to personally guarantee the loan.

Loan Originations, Purchases, Sales and Servicing. Although the Bank originates both fixed-rate and adjustable-rate loans, the Bank’s ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed- versus adjustable-rate loans, and the interest rates offered on each type of loan by other lenders in the Bank’s market area. This includes commercial banks, savings institutions, credit unions, and mortgage banking companies. The Bank’s loan originations come from a number of sources, including real estate broker referrals, existing customers, borrowers, builders, attorneys, and “walk-in” customers.

The Bank’s lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures adopted by management and the board of directors. Upon receipt of a loan application from a prospective borrower, a credit report, tax returns and verifications are ordered or requested to confirm specific information relating to the loan applicant’s employment, income and credit standing. On commercial loans, the source of repayment is substantiated through financial data on the income-producing collateral property or the business. On loans secured by real estate, an appraisal or evaluation (depending on the size and/or purpose of the loan) is undertaken by an independent fee appraiser. Home equity loans may be substantiated by existing appraisals or tax assessed values. All loans are processed at the main office. Approval is dependent on the size and type of loan. Generally, residential loans up to $400,000 and consumer loans up to $30,000 are approved by the Senior Vice President for Lending, although may also be approved by the Executive Vice President or President. Consumer loans up to $30,000 may also be approved by the Vice President for Lending. At least three members of the loan committee (consisting of the Vice President and Senior Vice President of Lending, the Executive Vice President, the President and all directors) must approve consumer loans greater than $30,000 and commercial real estate and non-real estate loans up to $400,000. The board of directors must approve all loans over $400,000.

The Bank typically does not purchase loans, although it has occasionally in the past. The Bank did not purchase any loans during the year ended September 30, 2004. At September 30, 2004, the Bank has an outstanding $600,000 participation in a $1.1 million line of credit secured by manufactured homes and $81,000 in adjustable-rate single-family real estate loans purchased from other lenders. For the year ended September 30, 2004, the Bank sold $1.2 million of conforming residential single-family loans under a program through FHLMC. The residential loans sold are fixed-rate residential loans with maturities of 10 to 30 years or loans with balloon features after five years. Activity in the secondary market was significantly less than in the previous year due to the slow-down of refinancing activity. In the past, the Bank has also sold participations in other loans due to loans-to-one borrower limitations, but did not do so in the year ended September 30, 2004. The Bank generally sells loans on a servicing-retained basis. At September 30, 2004, the Bank had a total of $24.6 million of loans (in part or whole) that were serviced for others.

The following table shows loan origination, sales, purchase and repayment activities, on a consolidated basis, for the years indicated.

	Years Ended September 30,
	2004	2003
	(In Thousands)
Originations by type:
Single-family, 1-4 units	$12,754	$32,041
Multi-family, 5 or more units	508	—
Construction, land & land development	9,387	14,324
Commercial real estate loans	3,950	2,955
Consumer loans	6,426	4,305
Commercial non-real estate loans	1,641	185

Total loans originated	34,666	53,810

Purchases by type:
Commercial non-real estate loans	—	350

Total loans purchased	—	350

Sales and repayments:
Single-family, 1-4 units	1,226	19,203

Total loans sold	1,226	19,203
Principal repayments	24,682	36,650

Total reductions	25,908	55,853

Increase (decrease) in other items, net	(1,134)	3,786

Net increase (decrease)	$7,624	$2,093

Loan Commitments. The Bank issues commitments for real estate loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 45 days from approval, depending on the type of transaction. At September 30, 2004, the Bank had loan commitments (excluding the undisbursed portions of interim construction loans of $4.1 million) to originate adjustable- and fixed-rate real estate loans for portfolio of $119,000 and $45,000, respectively. There were also three commitments to originate adjustable-rate consumer loans totaling $110,000 and one commitment to originate a fixed-rate commercial non-real estate loan for $16,000 at September 30, 2004. Commitments on behalf of borrowers for unused lines of credit secured by multi-family property, commercial real estate other collateral totaled $1.7 million and for unused home equity lines of credit totaled $3.8 million. For information regarding longer-term commitments for permanent financing in connection with our construction loans, see “Construction, Land and Land Development Loans.” Additionally, letters of credit are conditional commitments issued by the Bank to guarantee the performance of the borrower to a third party. At September 30, 2004, outstanding letters of credit amounted to $24,000.

Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions. The Bank typically charges loan origination fees equal to 1% of the loan amount on non-owner-occupied residential loans, construction loans, commercial real estate and multi-family loans and commercial business loans. The Bank typically does not charge an origination fee in connection with single-family, owner-occupied real estate and consumer loans, but does charge documentation preparation fees. In accordance with applicable accounting standards, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans using the interest method. Fees collected and costs on loans originated and sold to investors are included in the computation of the gain on sale of loans and recognized in the period in which the loan is originated and sold. The Bank recognized $53,000 of deferred loan fees during the year ended September 30, 2004, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

Loans-to-One-Borrower. Federal savings banks are subject to the same loans-to-one-borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At September 30, 2004, the Bank’s general lending limit was $1,660,000.

Subject to regulatory approval, an institution may be permitted to grant loans-to-one borrower up to an amount equal to 30% of unimpaired capital and surplus if such loans were for the purpose of developing domestic residential housing units. Subject to certain conditions imposed in a notification letter dated November 8, 1994, the Office of Thrift Supervision has granted the Bank permission to use the higher lending limit. The primary conditions are that no loan shall be used to finance a single-family dwelling with a purchase price greater than $500,000 and all loans made under this exemption shall not exceed 150% of unimpaired capital and surplus. At September 30, 2004, the Bank did not have a lending relationship in which the 30% exemption was applied. However, subsequent to September 30, 2004, the Bank originated a $2,575,000 land development loan (increasing the total lending relationship to $3.2 million) under this exemption.

At September 30, 2004, the Bank also has a loan in the amount of $2,452,000, in which the holding company holds a $877,000 participation, that falls within the Bank’s regulatory limitation because the holding company’s portion is not counted toward the limitation. Subsequent to September 30, 2004, the holding company also purchased a $485,000 participation in an existing loan of $970,000, which was previously held by an unrelated lending institution (see “Construction, Land and Land Development Loans”) and, if combined with other outstanding loans to the same borrower, would have otherwise exceeded the Bank’s regulatory limitation. At September 30, 2004, the Bank had 25 lending relationships in which the total amount outstanding exceeded $500,000. All of the loans under these large lending relationships were performing in accordance with their terms.

Asset Quality

When a borrower fails to make required payments on a loan, a number of steps are taken to induce the borrower to correct the delinquency and restore the loan to a current status. A reminder notice is sent to the borrower 15 days after the due date if a payment has not been made. The Senior Vice President of Lending has discretion and may or may not make direct telephone contact with the borrower at that time. If the borrower does not remit the entire payment due by the end of the month or 30-day period, the Bank will try to make direct contact with the borrower to arrange a payment plan. At the direction of the board of directors, if a satisfactory payment plan is not established within 60 days of the due date, the bank will send a demand letter to the borrower. An exception to this is in regard to consumer loans. On consumer loans, the Senior Vice President of Lending has discretion to send a demand letter to the borrower, if a satisfactory payment plan is not established within 30 days of the due date. After expiration of the period established within the demand letter, the Bank may instruct its attorneys to initiate foreclosure proceedings if the collateral is real estate or begin the process of repossession for other property.

The Bank’s policies require that management continuously monitor the status of the loan portfolio and report to the board of directors on a monthly basis. These reports include information on delinquent loans and foreclosed real estate and our actions and plans to cure the delinquent status of the loans and to dispose of any real estate acquired through foreclosure or other property acquired by repossession.

Non-Performing Loans. All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, there is reasonable probability of loss of principal or the collection of additional interest is deemed insufficient to warrant further accrual. Generally, the Bank will place all loans more than 90 days past due on non-accrual status. In addition, the Bank will place any loan on non-accrual status if any part of it is classified as loss or if any part has been charged-off, or if management otherwise determines the loan to be uncollectible. When a loan is placed on non-accruing status, total interest accrued and unpaid to date is reversed. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

As of September 30, 2004, there were two single-family real estate loans totaling $76,000 and one unsecured commercial loan in the amount of $30,000 that was on non-accrual status. As of September 30, 2003, there was one consumer loan secured by an automobile in the amount of $11,000 that was on non-accrual status, although the loan was not yet 90 days past due. The following table sets forth delinquencies in the loan portfolio as of the dates indicated:

	At September 30,
	2004				2003
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Single-family, 1-4 units	5	$243	2	$76	1	$30	—	$—
Multi-family, 5 or more units	—	—	—	—	—	—	—	—
Construction, land and land development	—	—	—	—	—	—	—	—
Commercial real estate loans	—	—	—	—	—	—	—	—
Consumer loans	2	16	—	—	1	11	—	—
Commercial non-real estate loans	—	—	1	30	—	—	—	—

Total	7	$259	3	$106	2	$41	—	$—

Delinquent loans to total loans		0.40%		0.17%		0.07%		—%

The table below sets forth the amounts and categories of non-performing assets in the loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. For all years presented, there were no troubled debt restructurings within the meaning of SFAS No. 15 or impaired loans, except as noted below. Foreclosed assets include assets acquired in settlement of loans.

Years Ended September 30,
	2004	2003
(Dollars in Thousands)
Non-accruing loans:
Single-family, 1-4 units	$76	$—
Multi-family, 5 or more units	—	—
Construction, land and land development	—	—
Commercial real estate loans	—	—
Consumer loans	—	11
Commercial non-real estate loans	30	—

Total	106	11

Accruing loans delinquent more than 90 days:
Single-family, 1-4 units	—	—
Multi-family, 5 or more units	—	—
Construction, land & land development	—	—
Commercial real estate loans	—	—
Consumer loans	—	—
Commercial non-real estate loans	—	—

Total	—	—

Foreclosed asets:
Single-family, 1-4 units	—	—
Multi-family, 5 or more units	—	—
Construction, land & land development	—	—
Commercial real estate loans	—	—
Consumer loans	—	—
Commercial non-real estate loans	—	—

Total	—	—

Total non-performing assets	$106	$11

Total as a percentage of total assets	0.12%	0.01%

For the year ended September 30, 2004, gross interest income, which would have been recorded had the non-accruing loans been current in accordance with their original terms, amounted to $8,000. The amount that was included in interest income was $4,600 for the year ended September 30, 2004. See also Note 3 of “Notes to Consolidated Financial Statements” for additional information.

Other Loans of Concern. At September 30, 2004, the Bank had three single-family real estate loans with an aggregate balance of $179,000 and two consumer loans with an aggregate balance of $15,000, with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At September 30, 2004, the Bank had no property that was classified as real estate owned.

Asset Classification. The OTS has adopted various regulations regarding problem assets of financial institutions. The regulations require that each insured institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution may sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes specific allowances for loan losses for the full amount of the portion of the asset classified as loss. All or a portion of general loan loss allowances established to cover estimated losses related to assets classified substandard or doubtful can be included in determining an institution’s regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated “special mention”.

The board of directors reviews and makes the final determination (based on management recommendations) on classified assets on at least a quarterly basis. In addition, the Senior Vice President for Lending also prepares a monthly summary of assets that are monitored by management. On the basis of management’s review of the asset portfolio at September 30, 2004, the Bank had three single-family real estate loans totaling $76,000 and one commercial unsecured loan in the amount of $30,000 classified as substandard and no assets classified as doubtful or loss. The Bank had a total amount of $194,000 designated as special mention. Special mention assets consisted of three single-family real estate loans totaling $179,000 and two consumer loans totaling $15,000. The allowance for loan losses for classified assets amounted to $11,000. There was no allowance for losses on assets classified as special mention.

Allowance for Loan Losses. The Bank has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers to be impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the security of the loan. The Bank increases its allowance for loan losses by charging provisions for loan losses against its income. Management’s periodic evaluation of the allowance is consistently applied and is based on its estimate of losses, which are probable and can be reasonably estimated. Factors which affect the level of the allowance include past loan loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectibility.

At September 30, 2004, the Bank had an allowance for loan losses of $300,000. Management believes that all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate have been recorded as of each balance sheet date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The following table sets forth information regarding allowance for loan losses and other ratios at or for the dates indicated.

	Years Ended September 30,
	2004	2003
	(Dollars in Thousands)
Balance at beginning of the year	$249	$206

Charge-offs:
Single-family, 1-4 units	—	—
Multi-family, 5 or more units	—	—
Construction, land and land development	—	—
Commercial real estate loans	—	—
Consumer loans	6	11
Commercial non-real estate loans	—	—

Total	6	11

Recoveries:
Single-family, 1-4 units	—	—
Multi-family, 5 or more units	—	—
Construction, land & land development	1	4
Commercial real estate loans	—	—
Consumer loans	1	3
Commercial non-real estate loans	—	—

Total	2	7

Net charge-offs	4	4
Additions charged to operations	55	47

Balance at end of year	$300	$249

Ratio of net charge-off during the year to average loans outstanding during the year	0.01%	0.01%

Ratio of net charge-off during the year to average non-performing assets during the year	12.4%	15.4%

In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the Bank’s loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The Office of Thrift Supervision may require the Bank to increase the allowance for loan losses or the valuation allowance for foreclosed real estate based on its review of information available at the time of the examination, thereby adversely affecting the Bank’s results of operations.

Allocation of the Allowance for Loan Losses. The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

	At September 30,
	2004			2003
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Single-family, 1-4 units	$34	$34,553	53.9%	$33	$32,876	57.0%
Multi-family, 5 or more units	11	1,113	1.8	14	1,392	2.4
Construction, land and land development	79	12,378	19.3	74	13,054	22.7
Commercial real estate loans	77	7,971	12.4	59	4,975	8.6
Consumer loans	69	6,681	10.4	49	4,593	8.0
Commercial non-real estate loans	30	1,426	2.2	15	742	1.3
Unallocated	—			5

Total	$300	$64,122	100.0%	$249	$57,632	100.0%

Management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific but are reflective of the losses inherent in the loan portfolio. This includes management’s periodic review of loan collectibility in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions such as housing trends, inflation rates and unemployment rates, geographic concentrations of loans within the immediate market area, and both peer financial institution historic loan loss experience and levels of allowance for loan losses. Generally, small balance, homogenous type loans, such as one- to four-family mortgage, consumer and home equity loans are evaluated for impairment in total. The allowance related to these loans is established primarily by using loss experience data by general loan type. Nonperforming loans are evaluated individually, based primarily on the value of the underlying collateral securing the loan. Larger loans, such as multi-family mortgages are also generally evaluated for impairment individually. The allowance is allocated to each loan type based on the results of the evaluation described above. Small differences between the allocated allowance balance and the recorded allowance amount is reflected as “unallocated” to absorb losses resulting from the inherent imprecision involved in the loss evaluation process.

Investment Activities

General. The Bank is permitted under federal law to invest in various types of liquid assets, including United States government obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB of Des Moines, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Within certain regulatory limits, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. The Bank is also required to maintain an investment in FHLB stock. The Company generally does not engage in any investment activities outside the activities of the Bank, although the Company did have a deposit in another federally insured institution during the fiscal year from September 2003 to March 2004.

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

The Bank does not currently use or maintain a trading account. Debt and equity securities not classified as “held to maturity” are classified as “available for sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of stockholders’ equity.

All of the Bank’s securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. Investments in securities are made based on certain considerations, which include the interest rate, tax considerations, yield, settlement date and maturity of the security, our liquidity position, and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. The Bank purchases securities to provide necessary liquidity for day-to-day operations, and when investable funds exceed loan demand.

Generally, the Bank’s investment policy is to invest funds in various categories of securities and maturities based upon its liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. The board of directors reviews the Bank’s securities portfolio on a monthly basis.

Securities. It is the Bank’s intent to purchase investments of only high quality. The Bank’s investment policy authorizes investment in U.S. government securities, U.S. government agency and sponsored entity securities, such as Federal National Mortgage Association (“FNMA”), Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and the FHLB. The policy also permits investments in mortgage-related securities, deposits with the FHLB, federal funds and deposits in other insured financial institutions. In addition, management is authorized to invest in investment grade state and municipal obligations, commercial paper and corporate debt obligations within regulatory parameters. The Bank does not engage in any hedging activities or trading activities, nor does the Bank purchase any high-risk mortgage derivative products, corporate junk bonds, zero coupon bonds and certain types of structured notes.

The following table sets forth the composition of the securities portfolio and other interest-earning assets at the dates indicated.

	At September 30,
	2004		2003
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in Thousands)
Securities held to maturity (1)	$—	—%	$—	—%

Securities available for sale: (2)
U.S. government securities	—	—	—	—
Federal agency obligations	3,146	68.0	4,803	78.2
Equity securities (3)	989	21.4	995	16.2

Subtotal	4,135	89.4	5,798	94.4

FHLB stock	492	10.6	345	5.6

Total securities and FHLB stock	$4,627	100.0%	$6,143	100.0%

Average remaining life of securities	2.61 years		3.63 years

Other interest-earning assets:
Interest-bearing deposits with banks	$80	12.1%	$623	16.2%
Federal funds sold	582	87.9	3,221	83.8

Total	$662	100.0%	$3,844	100.0%

(1)	Securities classified as held to maturity are reported at amortized cost.
(2)	Securities classified as available for sale are reported at fair value.
(3)	Represents an investment in a mutual fund.

Mortgage-Backed Securities. Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages. The mortgage originators use intermediaries (generally United States government agencies and government-sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors such as the Bank receiving the principal and interest payments on the mortgages. Such United States government agencies and government-sponsored enterprises guarantee the payment of principal and interest to investors.

Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages. The Bank’s investment in mortgage-backed securities consists primarily of FNMA, FHLMC and GNMA securities.

At September 30, 2004, mortgage-backed securities totaled $13.9 million, which represented 15.7% of total assets at that date. At September 30, 2004, all of the Bank’s mortgage-backed securities were classified as available-for-sale. At that date, $12.4 million, or 89.2% of the Bank’s mortgage-backed securities, had adjustable rates of interest.

Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements, which offer nominal credit risk to the security holder. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be use to collateralize borrowings or other obligations of the Bank.

The following table sets forth the composition of mortgage-backed securities at the dates indicated.

	At September 30,
	2004		2003
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in Thousands)
Mortgage-backed securities available for sale: (1)
GNMA	$4,936	35.4%	$4,897	32.2%
FNMA	6,130	44.0	8,219	54.1
FHLMC	2,875	20.6	2,081	13.7

Total	$13,941	100.0%	$15,197	100.0%

(1)	Mortgage-backed securities classified as available for sale are reported at fair value.

Carrying Values, Yields and Maturities. The composition and maturities of securities and mortgage-backed securities portfolio, excluding FHLB stock, are indicated in the following table.

	At September 30, 2004
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Market Value
	(Dollars In Thousands)
Federal agency securities	$—	$2,997	$—	$157	$3,154	$3,146
Equity securities	1,000	—	—	—	1,000	989
Mortgage-backed securities	—	751	698	12,637	14,086	13,941

Total	$1,000	$3,748	$698	$12,794	$18,240	$18,076

Weighted-average rate (1)	2.43%	3.09%	4.00%	3.51%	3.38%	3.38%

(1)	The weighted average-average rate is based on the coupon rate at the balance sheet date. Actual yield is expected to be lower and is directly affected by prepayments and related premium amortization.

Sources of Funds

General. Deposits are the Bank’s primary source of funds for lending and other investment purposes. The Bank also utilizes borrowings, primarily FHLB advances and federal funds, to supplement cash flow needs, to lengthen the maturities of liabilities for interest-rate risk purposes and to manage the cost of funds. Other sources of funds include principal and interest payments. Loan repayments are a relatively stable source of funds, while prepayments on loans and deposit flow are impacted significantly by interest rates.

Deposits. The Bank’s deposits are generated primarily from residents within its primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank is not currently using, nor has it used in recent years, brokers to obtain deposits. The Bank’s deposit products include personal and commercial checking, NOW, money market, statement and passbook savings, and term certificate accounts. During recent years, the Bank’s focus has been on attracting checking and savings accounts and it intends to continue such a strategy.

Interest rates on new deposit accounts are generally determined weekly, but may periodically be changed as needed. Interest rates are established by the Asset/Liability Management Committee and are based on various factors including market interest rates, the cost of borrowings, local competition, liquidity position and current deposit flow and new account activity. The Bank’s primary method of soliciting funds is through advertising in local media, the competitive pricing of savings instruments and the focus on personal service and convenience.

The following table sets forth deposit flows, on a consolidated basis, during the years indicated.

	Years Ended September 30,
	2004	2003
	(In Thousands)
Net deposits (withdrawals)	$318	$(1,360)
Interest credited on deposit accounts	792	1,122

Total increase (decrease) in deposit accounts	$1,110	$(238)

The following table sets forth the distribution of the average deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented are consolidated and utilize average monthly balances.

	Years Ended September 30,
	2004			2003
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
NOW accounts	$8,538	13.3%	0.25%	$7,344	11.3%	0.50%
Savings accounts	5,921	9.2	0.29	7,433	11.4	1.61
Money market accounts	14,299	22.3	0.95	14,720	22.6	1.23
Non-interest-bearing demand accounts	3,379	5.3	—	2,620	4.0	—

Total transaction deposit accounts	32,137	50.1	0.54	32,117	49.3	0.82
Certificate of deposit accounts	31,994	49.9	2.11	33,084	50.7	2.75

Total average deposits	$64,131	100.0%	1.32%	$65,201	100.0%	1.80%

At September 30, 2004, the Bank had $13.7 million in deposit accounts of $100,000 or more, of which $7.4 million are certificates of deposit. The scheduled maturities of certificates of deposits of $100,000 or more are as follows:

	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Three months or less	$2,134	1.58%
Over three months through six months	2,379	2.18
Over six months through 12 months	1,065	2.15
Over 12 months	1,848	2.90

Total	$7,426	2.18%

The following table presents, by rate category, certificate of deposit accounts as of the dates indicated.

	At September 30,
	2004		2003
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Certificate of deposit rates:
0.79% - 1.00%	$2,714	8.3%	$3,541	11.1%
1.01% - 2.00%	18,204	55.9	16,123	50.7
2.01% - 3.00%	5,758	17.7	4,848	15.2
3.01% - 4.00%	3,903	12.0	2,719	8.5
4.01% - 5.00%	780	2.4	2,270	7.1
5.01% - 6.00%	333	1.0	1,277	4.0
6.01% - 7.00%	882	2.7	1,074	3.4

Total	$32,574	100.0%	$31,852	100.0%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of September 30, 2004.

	Maturity Date
	1 Year or Less	Over 1 to 2 Years	Over 2 to 3 Years	Over 3 Years	Total
	(In Thousands)
Certificate of deposit rates:
0.79% - 1.00%	$2,714	$—	$—	$—	$2,714
1.01% - 2.00%	16,969	1,112	103	20	18,204
2.01% - 3.00%	1,871	2,129	572	1,186	5,758
3.01% - 4.00%	1,138	216	377	2,172	3,903
4.01% - 5.00%	620	160	—	—	780
5.01% - 6.00%	227	106	—	—	333
6.01% - 7.00%	780	102	—	—	882

Total	$24,319	$3,825	$1,052	$3,378	$32,574

Borrowings. The Bank may obtain advances from the FHLB of Des Moines upon the security of the common stock it owns in the FHLB and its qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. FHLB advances are a significant part of the Bank’s operating strategy. In addition to supplementing cash flow needs, FHLB advances are utilized to lengthen maturities of liabilities and match against long-term fixed-rate loans. As of September 30, 2004, the Bank had FHLB advances in the amount $8.2 million, which represented 11.0% of total liabilities. As a member of the FHLB, the Bank can currently borrow up to 35% of its assets or approximately $30.9 million, as of September 30, 2004, from the FHLB.

The following table sets forth certain information regarding FHLB advances for the periods indicated. The Company had no other material borrowings at the dates indicated.

	Years Ended September 30,
	2004	2003
	(Dollars in Thousands)
FHLB Advances:
Maximum month-end balance	$8,206	$5,215
Balance at end of year	8,206	5,141
Average balance	6,249	4,960

Weighted average interest rate at end of year	2.82%	5.60%
Weighted average interest rate during year	2.83%	5.83%

Employees

As of September 30, 2004, the Bank had 33 full-time employees and 4 part-time employees. The Company had no additional employees as of September 30, 2004. The employees are not represented by any collective bargaining group. It is management’s belief that relations with employees are good.

Service Corporation Activities

As a federally chartered savings bank, the Bank is permitted by Office of Thrift Supervision regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations if the additional funds are used for inner-city or community development purposes, and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, the Bank may invest an unlimited amount in operating subsidiaries engaged solely in activities in which the Bank may engage as a federal savings bank. At September 30, 2004, the Bank had no subsidiaries.

REGULATION AND SUPERVISION

The following discussion of certain laws and regulations that are applicable to the Company and the Bank, as well as descriptions of laws and regulations contained elsewhere herein, summarizes the aspects of such laws and regulations which are deemed to be material to the Company and the Bank. However, the summary does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Any change in these regulations, whether by the Office of Thrift Supervision, Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System or Congress, could have a material adverse impact on the Company, the Bank, and their operations.

General

The Bank is examined and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. The Bank also is a member of and owns stock in the FHLB of Des Moines, which is one of the twelve regional banks in the FHLB System. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines the Bank and prepares reports for the consideration of its board of directors on any operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s mortgage documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on the Company, the Bank, and their operations.

Federal Banking Regulation

Business Activities. A federal savings institution derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable investment limits. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.

Capital Requirements. Office of Thrift Supervision regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

At September 30, 2004, the Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings institution generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2004, the Bank was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, the Bank is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, the Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12 months. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings institution’s business.

“Qualified thrift investments” includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. The Bank also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings institution that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. For the three months ended September 30, 2004, the Bank maintained approximately 91.8% of its portfolio assets in qualified thrift investments.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings institution, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings institution must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the association’s retained net income for the preceding two years;

the institution would not be at least adequately capitalized following the distribution;

the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

the institution is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings institution that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

the institution would be undercapitalized following the distribution;

the proposed capital distribution raises safety and soundness concerns; or

the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity. A federal savings institution is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings institutions have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings institution, the Office of Thrift Supervision is required to assess the institution’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings institution’s authority to engage in transactions with its “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. The Company is an affiliate of the Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Certain types of these transactions are restricted to an aggregate percentage of the institution’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the institution. In addition, Office of Thrift Supervision regulations prohibit a savings institution from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

The Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.

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

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings institutions. For this purpose, a savings institution is placed in one of the following five categories based on the institution’s capital:

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

Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to the association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At September 30, 2004, the Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts in the Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. The Bank’s deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately .02% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

Prohibitions Against Tying Arrangements. Federal savings institutions are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions. As a member of the FHLB of Des Moines, the Bank is required to acquire and hold shares of capital stock in the FHLB. Effective July 1, 2003, the FHLB Des Moines instituted a new capital structure which requires a member to have a minimum investment in stock based on a percentage of assets (membership stock requirement) plus a risk-based percentage of its activity with the FHLB (activity-based stock requirement). The membership stock requirement is currently equal to 0.12% of each member’s total assets as of the preceding December 31st with a stock cap of $10 million and a stock floor of $10,000. The activity-based stock requirement is based on various risk-based percentages of the member’s activity with the FHLB, for example a member must currently hold stock equal to 4.45% of outstanding advances. As of September 30, 2004, the Bank was in compliance with capital requirements.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At September 30, 2004, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

Holding Company Regulation

The Company is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The Office of Thrift Supervision has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to the Bank.

Under prior law, a unitary savings and loan holding company generally had no regulatory restrictions on the types of business activities in which it may engage, provided that its subsidiary savings bank was a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to those activities permissible for financial holding companies or for multiple savings and loan holding companies. The Company is not a grandfathered unitary savings and loan holding company and, therefore, is limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

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

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

The Company’s common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions of Rule 144 under the Securities Act of 1933. If the Company meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Company that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of the Company, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, the Company may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

The USA PATRIOT Act

In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

Although the Company anticipates that it will incur additional expense in complying with the provisions of the Act and the resulting regulations, management does not expect that such compliance will have a material impact on its results of operations or financial condition.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The Bank’s tax returns have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Company or the Bank.

Method of Accounting. For Federal income tax purposes, the Company and the Bank file a consolidated tax return and use a tax year ending September 30 for filing their Federal income tax returns.

Bad Debt Reserves. Prior to the Small Business Job Protection Act of 1996 (the “1996 Act”), the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. The Bank was required to use the experience method in computing its bad debt deduction beginning with its 1998 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of September 30, 1988 (base year reserve). The Bank had reserves subject to recapture of $65,000 at September 30, 2004.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to October 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules.

At September 30, 2004, the Bank’s total federal pre-1988 base year reserve was approximately $1.2 million. However, under current law, pre-1988 base year reserves remain subject to recapture should the Bank make certain non-dividend distributions, repurchase of any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Bank has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At September 30, 2004, the Bank had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

Missouri Taxation. Missouri-based thrift institutions, such as the Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of certain other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales taxes and use taxes. In addition, the Bank is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision except taxes on tangible personal property owned by the Bank and held for lease or rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri thrift institutions are not subject to the regular state corporate income tax.

The Company is subject to the regular state corporate income tax at the rate of 6.25% of taxable income derived from Missouri sources.

Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

ITEM 2. Description of Properties

At September 30, 2004, the Company and the Bank conducted business from their main office at 1178 West Kansas, Liberty, Missouri, and three full service branch offices. The following table sets forth information about the Bank’s offices as of September 30, 2004.

Location	Net Book Value of Property or Leasehold Improvements	Leased or Owned	Original Year Acquired or Built
	(Dollars in Thousands)
Main office:
1178 W. Kansas Liberty, MO 64068	$3,432	Owned	2000

Branch offices :

303 S. Jefferson Kearney, MO 64060	185	Owned	1974

1101 S. 169 Highway Smithville, MO 64089	217	Owned	1979

134 N. Water Liberty, MO 64068	258	Owned	1961

Total Net Book Value of Property or Leasehold Improvements	$4,092

For information regarding the Company’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3. Legal Proceedings

The Company is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At September 30, 2004, the Company was not involved in any material legal proceedings, the outcome of which would be material to the Company’s financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year covered by this report.

PART II

ITEM 5. Market for Common Equity, and Related Stockholder Matters and Small Business Issuer Purchases of Securities

The “Common Stock Prices and Dividends” section of the Company’s 2004 Annual Report to Stockholders is incorporated herein by reference.

Information regarding securities authorized for issuance under equity compensation plans included in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”) is incorporated herein by reference.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2004 Annual Report to Stockholders is incorporated herein by reference. For off-balance sheet arrangements, see Note 16 of the “Notes to Consolidated Financial Statements” within the Annual Report.

ITEM 7. Financial Statements

The consolidated financial statements included in the Company’s 2004 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 16, 2004, the Company filed a Current Report on Form 8-K regarding the dismissal of Michael Trokey & Company, P.C., as its independent accountant. The Company engaged BKD, LLP, as its independent accountant for the fiscal year ending September 30, 2004. The disclosure called for by this Item 8 is not required to be presented herein, since it has been previously reported in the aforementioned Form 8-K.

ITEM 8A. Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. Other Information

There is no other information required to be disclosed that occurred during the fourth quarter that has not been previously reported.

On August 16, 2004, the Company filed a Current Report on Form 8-K regarding the dismissal of Michael Trokey & Company, P.C., as its independent accountant. The Company engaged BKD, LLP, as its independent accountant for the fiscal year ending September 30, 2004.

On July 30, 2004, the Company filed a Current Report on Form 8-K regarding its earnings for the fiscal quarter ended June 30, 2004.

PART III

ITEM 9. Directors and Executive Officers of the Registrant

The “Proposal I—Election of Directors” section of the Company’s for the 2005 Proxy Statement is incorporated herein by reference.

The Company has adopted a written Internal Code of Ethics, which applies to all of the Company’s officers, directors and employees and a Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the Code of Ethics was filed as Exhibit 14 to Company’s Form 10-KSB for September 30, 2003. The Code of Ethics is also available on the Company’s website at http://www.claycountysavings.com/.

ITEM 10. Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2005 Proxy Statement is incorporated herein by reference.

The information contained under the sections captioned “Executive Compensation”, “Compensation of Directors” and “Benefit Plans” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I—Election of Directors” section of the Company’s 2005 Proxy Statement is incorporated herein by reference.

Information concerning security ownership of certain beneficial owners and management in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 12. Certain Relationships and Related Transactions

The “Transactions with Certain Related Persons” section of the Company’s 2005 Proxy Statement is incorporated herein by reference.

ITEM 13. Exhibits

(a)	Financial Statements

(A)	Report of Independent Auditors

(B)	Consolidated Balance Sheets

(C)	Consolidated Statements of Earnings

(D)	Consolidated Statements of Stockholders’ Equity

(E)	Consolidated Statements of Cash Flows

(F)	Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

The Board of Directors

CCSB Financial Corp.

Liberty, Missouri

We have audited the accompanying consolidated balance sheet of CCSB Financial Corp. and subsidiary (“the Company”) as of September 30, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCSB Financial Corp. and subsidiary as of September 30, 2003, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Michael Trokey & Company, P.C.

St. Louis, Missouri

November 7, 2003

(c)	Exhibits

3.1	Certificate of Incorporation of CCSB Financial Corp.*

3.2	Bylaws of CCSB Financial Corp.*

4	Form of Common Stock Certificate of CCSB Financial Corp.*

10.1	Clay County Savings Bank Employment Agreement with John R. Davis*

10.2	Clay County Savings Bank Employment Agreement with Mario Usera*

10.3	Clay County Savings Bank Change-in-Control Agreement*

10.4	Employee Stock Ownership Plan*

10.5	Clay County Savings Bank 401(k) Plan*

10.5(b)	Amended Adoption Agreement for the Clay County Savings Bank 401(k) Plan*

10.6	CCSB Financial Corp. 2004 Stock Option Plan**

10.7	CCSB Financial Corp. 2004 Recognition and Retention Plan**

13	Annual Report to Stockholders

14	Code of Ethics **

15	Subsidiaries of Registrant *

23.1	Consent of BKD, LLP

23.2	Consent of Michael Trokey & Company, P.C.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form SB-2 of CCSB Financial Corp. (file no. 333-99811), originally filed with the Securities and Exchange Commission (“SEC”) on September 19, 2002.
**	Incorporated by reference to the Form 10-KSB of CCSB Financial Corp. for the fiscal year ended September 30, 2003 (file no. 000-50143) filed with the SEC on December 23, 2003.

ITEM 14. Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants in the 2005 Proxy Statement is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCSB FINANCIAL CORP.

Date: December 20, 2004	By:	/s/ John R. Davis
John R. Davis
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ John R. Davis John R. Davis	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	December 20, 2004

/s/ Mario Usera Mario Usera	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 20, 2004

/s/ Deborah A. Jones Deborah A. Jones	Senior Vice President, Secretary and Treasurer (Principal Accounting Officer)	December 20, 2004

/s/ John R. Cooper John R. Cooper	Director	December 20, 2004

/s/ George A. McKinley George A. McKinley	Director	December 20, 2004

/s/ Keith A. Oberkrom Keith A. Oberkrom	Director	December 20, 2004

/s/ William J. Turpin William J. Turpin	Director	December 20, 2004

/s/ Robert A. Whipple Robert A. Whipple	Director	December 20, 2004