Form 10QSB
period 2004-12-31
CCSB FINANCIAL CORP
filed 2005-02-04
CIK 1189356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

(816) 781-4500

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding February 2, 2005
Common Stock, par value $.01 per share	966,745

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☒

CCSB FINANCIAL CORP.

FORM 10-QSB

CCSB FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and September 30, 2004

	December 31, 2004 (Unaudited)	September 30, 2004

ASSETS:

Cash and due from banks	$2,655,798	$2,950,102
Interest-bearing deposits in banks	125,778	79,566
Federal funds sold	—	582,000

Total cash and cash equivalents	2,781,576	3,611,668

Available-for-sale securities	17,077,706	18,076,040
Federal Home Loan Bank stock	762,400	492,100
Loans, net of allowance for loan losses of $315,000 and $300,000 at December 31, 2004, and September 30, 2004, respectively	64,149,099	59,512,972
Loans held for sale	—	107,000
Premises and equipment, net	4,789,494	4,092,410
Accrued interest receivable	311,381	274,079
Bank owned life insurance - cash surrender value	2,555,527	2,528,698
Other assets	293,877	334,482

TOTAL ASSETS	$92,721,060	$89,029,449

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Demand	$3,773,757	$4,337,369
Savings, NOW and money market	29,171,811	28,422,812
Time deposits	30,673,455	32,574,367

Total deposits	63,619,023	65,334,548

Federal funds purchased	1,375,000	—
Federal Home Loan Bank advances	12,936,519	8,205,633
Advances from borrowers for taxes and insurance	88,975	634,223
Interest payable and other liabilities	196,937	477,426

TOTAL LIABILITIES	78,216,454	74,651,830

Commitments and contingencies:
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 2,500,000 shares authorized; 978,650 shares issued	9,787	9,787
Additional paid-in capital	9,194,812	9,190,436
Treasury stock, at cost, of 11,905 shares and 11,880 shares at December 31, 2004 and September 30, 2004, respectively	(167,425)	(167,033)
Unearned ESOP shares	(651,552)	(667,805)
Unearned RRP shares	(467,219)	(502,583)
Retained earnings - substantially restricted	6,660,409	6,622,865
Accumulated other comprehensive loss	(74,206)	(108,048)

TOTAL STOCKHOLDERS’ EQUITY	14,504,606	14,377,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,721,060	$89,029,449

See notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

For Three Months Ended December 31, 2004 and 2003 (Unaudited)

	Three Months Ended December 31,
	2004	2003
INTEREST AND DIVIDEND INCOME:
Loans	$886,295	$786,556
Investment and mortgage-backed securities	130,924	140,816
FHLB stock	3,704	2,449
Other interest-earning assets	4,494	6,252

TOTAL INTEREST AND DIVIDEND INCOME	1,025,417	936,073

INTEREST EXPENSE:
Deposits	238,529	216,936
Other borrowings	66,692	40,182

TOTAL INTEREST EXPENSE	305,221	257,118

NET INTEREST INCOME	720,196	678,955
Provision for loan losses	15,000	10,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	705,196	668,955

NONINTEREST INCOME:
Charges and other fees on loans	25,835	29,068
Charges and other fees on deposit accounts	49,125	45,794
Amortization of mortgage servicing rights	(19,560)	(27,585)
Net gain on the sale of loans	7,741	3,989
Increase in cash surrender value of bank owned life insurance	26,829	—
Other	4,167	3,423

TOTAL NONINTEREST INCOME	94,137	54,689

NONINTEREST EXPENSE:
Compensation and benefits	443,182	403,443
Occupancy and equipment, net	118,197	115,826
Data processing	43,794	40,345
Audit, legal and other professional services	30,972	26,858
Advertising	14,620	14,592
Correspondent banking charges	11,721	11,133
Other	92,735	84,145

TOTAL NONINTEREST EXPENSE	755,221	696,342

INCOME BEFORE INCOME TAXES	44,112	27,302
PROVISION FOR INCOME TAXES	6,568	12,133

NET INCOME	$37,544	$15,169

BASIC AND DILUTED EARNINGS PER SHARE	$0.04	$0.02

See notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For Three Months Ended December 31, 2004 and 2003 (Unaudited)

	Three Months Ended December 31,
	2004	2003
Net income	$37,544	15,169
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net	33,842	(57,118)

Comprehensive income (loss)	$71,386	(41,949)

See notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Three Months Ended December 31, 2004 and 2003 (Unaudited)

	Three Months Ended December 31,
	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$37,544	$15,169
Items not requiring (providing) cash:
Depreciation and amortization	58,384	60,549
Provision for loan losses	15,000	10,000
Amortization of premiums and discounts on securities	17,633	37,091
Amortization of mortgage-servicing rights	19,560	27,585
Compensation related to incentive plans	31,942	—
Compensation related to ESOP	23,659	25,133
Deferred income taxes	(12,052)	—
Deferred loan fees, net	(10,582)	(8,573)
Originations of mortgage loans held for sale	(385,500)	(301,700)
Proceeds from the sale of mortgage loans	500,241	305,689
Net gain on loans sold	(7,741)	(3,989)
Changes in:
Interest receivable	(37,302)	20,528
Cash surrender value of life insurance	(26,829)	—
Other assets	(5,474)	5,535
Accrued income taxes	21,139	(17,290)
Interest payable and other liabilities	(280,489)	(233,118)

NET CASH USED FOR OPERATING ACTIVITIES	(40,867)	(57,391)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sales, maturity or call of available-for-sale securities	—	1,598,810
Repayment of principal on mortgage-backed securities	1,002,283	995,455
Principal collections on available-for-sale securities	29,692	21,212
(Purchase) redemption of FHLB stock, net	(270,300)	24,800
Net change in loans	(4,640,545)	(3,619,505)
Proceeds from sale of foreclosed assets	—	(5,000)
Purchase of premises and equipment	(755,468)	(13,149)

NET CASH USED FOR INVESTING ACTIVITIES	(4,634,338)	(997,377)

(Continued)

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For Three Months Ended December 31, 2004 and 2003 (Unaudited)

(Continued)

	Three Months Ended December 31,
	2004	2003
CASH FLOW FROM FINANCING ACTIVITIES:
Net decrease in deposits	$(1,715,525)	$(1,583,318)
Proceeds from Federal Home Loan Bank overnight funds	5,500,000	1,000,000
Repayments of Federal Home Loan Bank overnight funds	(5,500,000)	(1,000,000)
Proceeds from Federal Home Loan Bank fixed-maturity advances	5,250,000	2,500,000
Repayments of Federal Home Loan Bank fixed-maturity advances	(519,114)	(3,701,007)
Proceeds from federal funds purchased	6,312,000	2,775,000
Repayments of federal funds purchased	(4,937,000)	(2,080,000)
Net decrease in advances from borrowers for taxes and insurance	(545,248)	(524,761)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	3,845,113	(2,614,086)

DECREASE IN CASH AND CASH EQUIVALENTS	(830,092)	(3,668,854)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,611,668	7,305,621

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,781,576	$3,636,767

Supplemental cash flow information:
Interest paid	$302,901	$256,891
Income tax paid (net of refunds)	$504	$—
Real estate and other assets acquired in settlement of loans	$—	$5,000

See notes to consolidated financial statements.

CCSB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of CCSB Financial Corp. (Company) and its wholly owned subsidiary, Clay County Savings Bank (Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company, as of September 30, 2004, has been derived from the audited consolidated balance sheet for the Company as of that date. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income. Operating results for the three-month period ended December 31, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year. These financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2004, contained in the Company’s Form 10-KSB for the year ended September 30, 2004.

Note 2 – Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. The option to purchase shares are not included in the computation of diluted earnings per share for the three months ended December 31, 2004, since the exercise price was greater than the average market price of the common stock. ESOP shares that have been committed to be released are considered outstanding. Following is a summary of basic and diluted earnings (loss) per common share for the three months ended December 31, 2004, and 2003:

	Three Months Ended December 31,
	2004	2003
Net income	$37,544	15,169

Weighted-average shares - Basic EPS	899,975	906,221
Stock options - treasury stock method	—	N/A

Weighted-average shares - Diluted EPS	899,975	906,221

Basic and diluted earnings per common share	$0.04	$0.02

Note 3 – Stock Option Plans

At December 31, 2004, the Bank has a stock-based employee compensation plan, which is described more fully in Note 4. The Bank accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Bank had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended December 31,
	2004	2003
Net income, as reported	$37,544	15,169
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for stock options, net of related tax effects	(23,222)	N/A

Pro forma net income	$14,322	$15,169

Earnings per share:
Basic and diluted - as reported	$0.04	0.02

Basic and diluted - pro forma	$0.02	0.02

Note 4 – Benefit Plans

Employee Stock Ownership Plan (ESOP)

As part of the conversion to stock in 2003, the Company established an ESOP covering substantially all employees of the Company. The ESOP acquired 78,292 shares of Company common stock at $10 per share in the conversion with funds provided by a loan from the Company. Accordingly, $782,920 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity. The Company accounts for the ESOP in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are reflected as a reduction of debt. Shares are considered outstanding for earnings per share calculations when they are committed to be released; unallocated shares are not considered outstanding. ESOP compensation expense for the three-month periods ended December 31, 2004 and 2003 was $24,000 and $25,000 respectively.

Recognition and Retention Plan (RRP)

The Company adopted with stockholders’ approval the RRP on January 15, 2004. The RRP provides for the granting of shares of common stock to the eligible directors, officers and employees. The RRP was approved for 39,146 shares of common stock of the Company. As of December 31, 2004, the RRP has granted 38,095 shares to existing directors, officers and employees with 1,051 shares available for future grants. The awards vest at the rate of 20% per year over a five-year period, with the first 20% vesting on December 1, 2004, with the exception of awards of less than 100 shares. Awards of less than 100 shares became 100% vested on December 1, 2004.

The vesting of the granted shares can be accelerated based on certain plan provisions. Directors, officers, and employees granted shares retain voting rights and, if dividends are paid, dividends during the vesting period. The RRP will continue in effect for 10 years unless otherwise terminated. The Company’s stock price was $15.95 on the RRP approval date. Treasury stock has been used for the award of RRP shares. RRP expense for the three months ended December 31, 2004, was $35,000. No RRP expense was recognized for the three months ended December 31, 2003, as the plan was not in effect.

Stock Option Plan

On January 15, 2004, the Company’s stockholders also voted to approve a Stock Option Plan, providing for the awards in the form of stock options, reload options, dividend equivalent rights and/or limited stock appreciation rights to officers and employees of the Company and the Bank. The Stock Option Plan authorizes the granting of options to purchase up to 97,865 shares of common stock. On January 21, 2004, the Company awarded options to purchase 92,500 shares under the Stock Option Plan to directors, officers and employees. The awards vest at the rate of 20% per year over a five-year period beginning December 1, 2004, and the maximum term is 10 years. All such options were granted with an exercise price of $15.95 per share, the fair market value of the Company’s stock on the date of the grant. As of December 31, 2004, options to purchase 18,500 shares were available to be exercised and no options have expired.

CCSB FINANCIAL CORP.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS

OR PLAN OF OPERATIONS

Forward Looking Statements

Certain statements in this annual report that relate to the Company’s plans, objectives or future performance may be deemed to be forward-looking statements within the meaning of Private Securities Litigation Act of 1995. These statements are based on the beliefs of management as well as the assumptions made using information currently available to management. Since these statements reflect the views of management concerning future events, these statements involve risks, uncertainties and assumptions. These risks and uncertainties include, among others:

•	the impact of changes in market interest rates and general economic conditions,

•	changes in government regulations,

•	changes in accounting principles, and

•	the quality or composition of the loan and investment portfolio.

Therefore, actual future results may differ significantly from results in the forward-looking statements due to a number of factors, which include, but are not limited to, factors discussed in the documents filed by the Company with the Securities and Exchange Commission (SEC) from time to time. Additional discussion of factors affecting the Company’s business and prospects is contained in periodic filings with the SEC.

General

The Company’s results of operations depend primarily on the Bank, which is the Company’s primary investment. The Bank’s results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income earned on interest-earning assets, consisting primarily of loans, mortgage-backed securities, investment securities and other interest-earning deposits, and the interest paid on interest-bearing liabilities, consisting primarily of deposit accounts and Federal Home Loan Bank (FHLB) advances. The Bank’s results of operations are also affected by provision for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of fees and service charges and gains on the sale of assets. Noninterest expense consists primarily of salaries and employee benefits, occupancy, equipment, data processing and deposit insurance premiums, advertising, and other operating expenses. The Bank’s results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

The Bank operates as a federally-chartered stock savings bank, originally chartered by the State of Missouri in 1922. The Bank became a federally-chartered stock savings bank on January 8, 2003. The Bank’s deposit accounts are insured up to a maximum of $100,000 by the Savings Association Insurance Fund (SAIF), which is administered by the Federal Deposit Insurance Corporation (FDIC).

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2004 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. For a discussion of applying critical accounting policies, see “Critical Accounting Policies” beginning on page 23 in the Company’s 2004 Annual Report.

In addition to the above, in December 2004, the Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R), which addresses the accounting for employee stock options. Statement 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. Statement 123R is effective, for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The impact of this statement can not be fully determined at this time.

Changes in Financial Condition

Total assets increased $3.7 million, or 4.2%, to $92.7 million at December 31, 2004, from $89.0 million at September 30, 2004. This is attributed to the continued growth of the loan portfolio. Net loans increased $4.6 million, or 7.8%, during the first three months of the fiscal year ending September 30, 2005, primarily as the result of the growth in construction and land loans, consumer and commercial nonmortgage loans. Premises and equipment also increased $700,000, or 17.0%, due to the acquisition of land planned for a future branch site in December 2004. The growth in loans and premises and equipment was partially funded by a decrease in securities available-for-sale and federal funds sold. Securities available-for-sale decreased $1.0 million, or 5.5%, due primarily to the repayment of principal on mortgage-backed securities (MBS) and federal funds sold decreased $582,000 to $0 at December 31, 2004.

FHLB advances and federal funds purchased were utilized to supplement additional cash flow needs resulting from the loan growth due to the lack of deposit growth. Deposits decreased $1.7 million from $65.3 million at September 30, 2004, to $63.6 million at December 31, 2004. However, the decrease in deposits is in large part due to the timing of the maturity of a public unit fund deposit. The $1.5 million in public unit funds matured on December 30, 2004, and were subsequently re-deposited but not until the following week, which was after December 31, 2004 quarter end. The decrease in deposits, as well as advances from borrowers for taxes and insurance, was also impacted by the seasonal payment of real estate taxes at the end of the calendar year. Custodial funds held for escrow accounts for the FHLMC (reflected in the deposit balance) decreased $350,000 and advances from borrowers for taxes and insurance decreased $545,000 from September 30, 2004, to December 31, 2004. As a result, a total of $1,375,000 in federal funds purchased was outstanding at December 31, 2004. FHLB advances also increased $4.7 million, or 57.7%, from $8.2 million at September 30, 2004, to $12.9 million at December 31, 2004. The FHLB advances were also utilized to lengthen the maturities of liabilities as the weighted average term to maturity of FHLB advances was 46 months at December 31, 2004.

Stockholders’ equity increased $127,000 from $14.4 million at September 30, 2004, to $14.5 million at December 31, 2004, due to earnings, the amortization of the ESOP and RRP, and the decrease in the unrealized loss on securities available-for-sale. Stockholders’ equity was $15.00 per share, at December 31, 2004.

Results of Operations – Comparison of the Three-Month Period Ended December 31, 2004 and 2003

The Company had earnings of $38,000 for the three months ended December 31, 2004, compared to earnings of $15,000 for the three months ended December 31, 2003. The improvement is attributed to the increase in net interest income and noninterest income, which more than offset the increase in noninterest expense.

Net Interest Income. Net interest income increased $41,000, or 6.1%, for the three months ended December 31, 2004, compared to the three months ended December 31, 2003. The increase in net interest income can be attributed to the loan growth and an increase in noninterest-bearing transaction deposit accounts, which resulted in an improved net interest spread between interest-earning assets and interest-bearing liabilities. This offsets a decrease in the average net interest-earning assets from the three months ended December 31, 2003, to the three months ended December 31, 2004. The primary reason for the decrease in net interest-earning assets was the investment in bank owned life insurance, which is not reflected in interest-earning assets (See Noninterest Income), and the funding of the stock repurchase program and the acquisition of land for a future branch site. This is illustrated in the table below:

	Three Months Ended December 31,
	2004			2003
	Average outstanding balance	Interest earned/ paid	Interest yield/ rate	Average outstanding balance	Interest earned/ paid	Interest yield/ rate
	(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Interest-bearing deposits in banks	$2,030	$3	0.59%	$3,237	$4	0.49%
Fed funds sold	291	1	1.37	1,611	2	0.50
Available-for-sale securities	17,577	131	2.98	19,608	141	2.88
Federal Home Loan Bank stock	627	4	2.55	492	2	1.63
Loans receivable (1)	61,884	886	5.73	53,805	787	5.85

TOTAL INTEREST-EARNING ASSETS	$82,409	$1,025	4.98%	$78,753	$936	4.75%

INTEREST-BEARING LIABILITIES
Demand (2)	$4,056	$—	—%	$3,073	$—	—%
Savings, NOW and money market	28,797	66	0.92	28,714	43	0.60
Time deposits	31,624	172	2.18	31,646	174	2.20
Fed funds purchased	687	2	1.16	348	1	1.15
Federal Home Loan Bank advances	10,571	65	2.46	4,535	39	3.44

TOTAL INTEREST-BEARING LIABILITIES	$75,735	$305	1.61%	$68,316	$257	1.51%

Net interest income		$720			$679

Net interest spread			3.37%			3.24%

Net earning assets	$6,674			$10,437

Net yield on average interest-earning assets			0.87%			0.86%
Average interest-earning assets to average interest-bearing liabilities	108.81%			115.28%

(1)	Includes loans held for sale and net of loans in process and deferred fees and credits.
(2)	Includes NOW deposits carrying a zero yield.

Interest Income. Interest income increased $89,000, or 9.5%, to $1,025,000 for the three months ended December 31, 2004, from $936,000 for the three months ended December 31, 2003. The increase was due to the increase in interest-earning assets, but also can be attributed to the shift from lower-yielding investments to higher-yielding loans during the periods.

Interest income from loans receivable increased $99,000 for the three-month period as average loans receivable for the three months ended December 31, 2004, increased $8 million, or 15.0%, from December 31, 2003. As previously stated, the funding of loans has been partially funded from the decrease in securities. The average balance in available-for-sale securities decreased $2 million, or 10.4%, for the three months ended December 31, 2004, compared to the three months ended December 31, 2003. Interest income from securities decreased $10,000 between the same periods as a result.

Interest expense. Interest expense increased $48,000, or 18.7%, to $305,000 for the three months ended December 31, 2004, from $257,000 for the three months ended December 31, 2003. Interest expense was favorably impacted by the increase in noninterest-bearing deposits; however, recent increases in interest rates have resulted in a negative impact. Interest expense on savings, NOW and money market deposit accounts increased $23,000 for the three months ended December 31, 2004, compared to the three months ended December 31, 2003, primarily due to the recent increases in interest rates. The increase in FHLB advances and fed funds purchased resulted in a increase in the interest expense of borrowings of $27,000 for the three months ended December 31, 2004, compared to the three months ended December 31, 2003.

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

The Bank recorded a slightly higher provision for loan losses for the three months ended December 31, 2004, compared to the three months ended December 31, 2003. The provision increased the allowance for loan losses to the amount considered adequate by management based on current economic conditions, loan portfolio composition, historical loss experience, and a review of selected individual loans.

Noninterest Income. Noninterest income increased $39,000, or 70.9%, from $55,000 for the three months ended December 31, 2003, to $94,000 for the three months ended December 31, 2004, primarily due to earnings on bank owned life insurance. In June and July 2004, the Bank purchased “key person” life insurance policies on three senior employees for a total cash surrender value of $2.5 million. Earnings, which are added to the cash surrender value, for the three months ended December 31, 2004, totaled $27,000. There was also an increase in the gain on the sale of loans, charges and other fees on deposit accounts, and other noninterest income. This was partially offset by a decrease in charges and other fees on loans. Also favorably impacting noninterest income, was a decrease in the amortization of mortgage servicing rights of $8,000 for the three months ended December 31, 2004, compared to the three ended December 31, 2003.

Noninterest expense. Noninterest expense increased $59,000, or 8.5%, to $755,000 for the three months ended December 31, 2004, from $696,000 for the three months ended December 31, 2003. The increase was primarily due to higher compensation and benefits expense resulting from the expense of the RRP (See Note 3 of the Consolidated Financial Statements). The RRP expense was $35,000 for the three months ended December 31, 2004, which contributed to compensation and benefits expense increasing from $403,000 for the three months ended December 31, 2003, to $443,000 for the three months ended December 31, 2004. Payroll taxes also increased $5,000 comparatively between the periods due to payroll taxes related to RRP shares vested during the three months ended December 31, 2004. All other expense categories were also higher for the three months ended December 31, 2004, compared to the three months ended December 31, 2003, with the exception of SAIF premiums.

Income Taxes. Despite an increase in earnings before income taxes from $27,000 for the three months ended December 31, 2003, to $44,000 for the three months ended December 31, 2004, the provision for income taxes was lower. The provision for income taxes was $7,000 for the three months ended December 31, 2004, compared to $12,000 for the three months ended December 31, 2003. The primary reason is the impact of the tax deferral of earnings on bank owned life insurance (See Noninterest Income).

Asset/Liability Management and Market Risk

The Company, through its wholly-owned subsidiary savings bank, has an exposure to interest rate risk. The Bank’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. In particular, the Bank’s strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates. Such strategies include the origination for portfolio of one-year, adjustable-rate mortgage (ARM) loans secured by one-to-four family residential real estate and the origination of other types of adjustable-rate and short-term loans with greater interest rate sensitivities than long-term, fixed-rate residential mortgage loans. The Bank also sells fixed-rate loans in the secondary market. Management does not anticipate that financial objectives, strategies or instruments used to reduce its interest rate exposure will change significantly in the future.

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

Commitments to originate loans are legally binding agreements to lend to the Bank’s customers. Loans-in-process represents funds committed to Bank’s customers on loans already originated that have not yet been disbursed. Letters of credit are conditional commitments issued by the Bank to guarantee the performance of the borrower to a third party. At December 31, 2004, commitments, which generally expire in 180 days or less, to originate adjustable and fixed-rate mortgage loans for portfolio were approximately $232,000 and $2,000, respectively. The Bank had one outstanding commitment to originate a variable-rate, home equity line of credit in the amount of $40,000 at December 31, 2004. Related loans-in-process on construction and land development loans at December 31, 2004, totaled $4.7 million, of which $304,000 is tied to the prime rate of interest and $4,458,000 were on fixed-rate loans that ranged from 4.50% to 7.75%. Commitments on behalf of borrowers for unused lines of credit on home equity loans, lines of credit secured by other real estate and commercial non-real estate loans were approximately $5.8 million expiring in seven years or less. Commitments on behalf of borrowers for outstanding letters of credit amounted to $24,000 at December 31, 2004.

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

The Bank’s actual and required capital amounts and ratios at December 31, 2004, are as follows:

	Actual		Minimum for Capital Adequacy		Required to be “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders’ equity of the Bank	$10,793
Unrealized loss on securities AFS, net	74

Tangible capital	$10,867	11.9%	$1,373	1.5%
Includable unrealized gain on equity securities available for sale, net	—
General valuation allowance	315

Total capital to risk-weighted assets	$11,182	19.3%	$4,626	8.0%	$5,783	10.0%

Tier 1 capital to risk-weighted assets	$10,867	18.8%	$2,313	4.0%	$3,470	6.0%

Tier 1 capital to total assets	$10,867	11.9%	$3,661	4.0%	$4,576	5.0%

Asset Quality

At December 31, 2004, there was only one loan for $30,000 that was considered to be nonperforming and on nonaccrual status. The loan is an unsecured commercial loan that was also classified as substandard. There was no property classified as real estate owned or considered a repossessed asset. At December 31, 2004, there were one single-family mortgage loan and two consumer loans secured by vehicles totaling $108,000 that were designated as special mention. There were no other loans, which were not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure as nonaccrual, 90 days past due or restructured.

Allowance for Loan Losses

At December 31, 2004, the allowance for loan losses was $315,000. Management believes that all known losses in the loan portfolio that are both probable and reasonable to estimate have been recorded as of each balance sheet date. The following is a summary of activity in the allowance for loan losses:

	Three Months Ended December 31,
	2004	2003
	(Unaudited)	(Unaudited)
Balance, beginning of period	$300,000	$249,300
Loan charge-offs	—	(2,815)
Loan recoveries	—	1,200
Provision charged to expense	15,000	10,000

Balance, end of period	$315,000	$257,685

CCSB FINANCIAL CORP.

ITEM 3 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was carried out as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s first quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CCSB FINANCIAL CORP.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDING

There are no material legal proceedings to which the Company and Bank are a party or of which any of their property is subject. From time to time, the Bank is a party to various legal proceedings incident to its business.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

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

CCSB FINANCIAL CORP.
(Registrant)

DATE: February 2, 2005	/s/ John R. Davis
John R. Davis, Chairman, President, and
Chief Executive Officer (Principal Executive Officer)

DATE: February 2, 2005	/s/ Mario Usera
Mario Usera, Executive Vice President, and
Chief Financial Officer (Principal Financial Officer)

DATE: February 2, 2005	/s/ Deborah A. Jones
Deborah A. Jones, Senior Vice President,
Secretary, and Treasurer (Principal Accounting Officer)