Form 10QSB
period 2005-03-31
CCSB FINANCIAL CORP
filed 2005-05-04
CIK 1189356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding May 3, 2005
Common Stock, par value $.01 per share	967,345

Transitional Small Business Disclosure Format.     Yes  ☐    No  ☒

CCSB FINANCIAL CORP.

FORM 10-QSB

CCSB FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and September 30, 2004

	March 31, 2005 (Unaudited)	September 30, 2004
ASSETS:

Cash and due from banks	$2,154,395	$2,950,102
Interest-bearing deposits in banks	163,636	79,566
Federal funds sold	394,000	582,000

Total cash and cash equivalents	2,712,031	3,611,668

Available-for-sale securities	16,157,430	18,076,040
Federal Home Loan Bank (FHLB) stock	757,400	492,100
Loans, net of allowance for loan losses of $330,000 and $300,000 at March 31, 2005, and September 30, 2004, respectively	66,300,895	59,512,972
Loans held for sale	—	107,000
Premises and equipment, net	4,793,786	4,092,410
Accrued interest receivable	299,852	274,079
Bank owned life insurance - cash surrender value	2,584,701	2,528,698
Other assets	351,680	334,482

TOTAL ASSETS	$93,957,775	$89,029,449

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Deposits:
Demand	$3,748,993	$4,337,369
Savings, NOW and money market	29,546,590	28,422,812
Time deposits	31,761,943	32,574,367

Total deposits	65,057,526	65,334,548

Federal Home Loan Bank advances	13,917,196	8,205,633
Advances from borrowers for taxes and insurance	299,601	634,223
Interest payable and other liabilities	175,518	477,426
Accrued income taxes	1,851	—

TOTAL LIABILITIES	79,451,692	74,651,830

Commitments and contingencies:

Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 2,500,000 shares authorized; 978,650 shares issued	9,787	9,787
Additional paid-in capital	9,204,299	9,190,436
Treasury stock, at cost, of 11,255 shares and 11,880 shares at March 31, 2005 and September 30, 2004, respectively	(158,286)	(167,033)
Unearned ESOP shares	(635,848)	(667,805)
Unearned RRP shares	(447,222)	(502,583)
Retained earnings - substantially restricted	6,676,173	6,622,865
Accumulated other comprehensive loss	(142,820)	(108,048)

TOTAL STOCKHOLDERS’ EQUITY	14,506,083	14,377,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,957,775	$89,029,449

See notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the Three Months and Six Months Ended March 31, 2005 and 2004 (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME:
Loans	$940,580	$800,467	$1,826,874	$1,587,023
Investment and mortgage-backed securities	128,292	127,361	259,216	268,177
FHLB stock	5,898	1,344	9,602	3,793
Other interest-earning assets	5,632	6,012	10,127	12,264

TOTAL INTEREST AND DIVIDEND INCOME	1,080,402	935,184	2,105,819	1,871,257

INTEREST EXPENSE:
Deposits	261,341	207,127	499,870	424,063
Other borrowings	113,752	37,321	180,444	77,503

TOTAL INTEREST EXPENSE	375,093	244,448	680,314	501,566

NET INTEREST INCOME	705,309	690,736	1,425,505	1,369,691

Provision for loan losses	15,000	17,500	30,000	27,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	690,309	673,236	1,395,505	1,342,191

NONINTEREST INCOME:
Charges and other fees on loans	25,880	27,303	51,715	56,371
Charges and other fees on deposit accounts	45,608	39,490	94,733	85,284
Amortization of mortgage servicing rights	(17,331)	(25,892)	(36,892)	(53,477)
Net gain on the sale of loans	6,393	1,397	14,134	5,386
Net gain on sale of MBS available for sale	—	12,941	—	12,941
Increase in cash surrender value of bank owned life insurance	29,174	—	56,003	—
Other	2,578	2,587	6,746	5,884

TOTAL NONINTEREST INCOME	92,302	57,826	186,439	112,389

NONINTEREST EXPENSE:
Compensation and benefits	456,266	455,036	899,448	858,479
Occupancy and equipment, net	121,694	117,063	239,891	232,889
Data processing	49,096	34,286	92,890	74,631
Audit, legal and other professional services	39,543	34,447	70,514	61,305
Advertising	8,986	16,556	23,605	31,148
Correspondent banking charges	10,423	11,283	22,144	22,415
Other	85,881	99,064	178,618	183,085

TOTAL NONINTEREST EXPENSE	771,889	767,735	1,527,110	1,463,952

INCOME (LOSS) BEFORE INCOME TAXES	10,722	(36,673)	54,834	(9,372)
PROVISION FOR INCOME TAXES	(5,042)	(9,352)	1,526	2,781

NET INCOME (LOSS)	$15,764	$(27,321)	$53,308	$(12,153)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.02	$(0.03)	$0.06	$(0.01)

See notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months and Six Months Ended March 31, 2005 and 2004 (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income (loss)	$15,764	(27,321)	$53,308	(12,153)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net	(68,614)	68,063	(34,772)	10,945

Comprehensive income (loss)	$(52,850)	40,742	$18,536	(1,208)

See notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2005 and 2004 (Unaudited)

	Six Months Ended March 31,
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$53,308	$(12,153)
Items not requiring (providing) cash:
Depreciation and amortization	113,706	116,925
Provision for loan losses	30,000	27,500
Amortization of premiums and discounts on securities	29,318	52,697
Amortization of mortgage-servicing rights	36,892	53,477
Compensation related to incentive plans	62,307	32,813
Compensation related to ESOP	47,621	49,902
Deferred income taxes	(36,903)	—
Deferred loan fees, net	(28,228)	(20,687)
Originations of mortgage loans held for sale	(786,000)	(500,700)
Proceeds from the sale of mortgage loans	907,134	407,086
Net gain on loans sold	(14,134)	(5,386)
Net gain on sale of MBS available for sale	—	(12,941)
Changes in:
Accrued interest receivable	(25,773)	32,181
Cash surrender value of bank owned life insurance	(56,003)	—
Other assets	(27,645)	4,912
Accrued income taxes	30,222	(26,322)
Interest payable and other liabilities	(301,909)	326,089

NET CASH PROVIDED BY OPERATING ACTIVITIES	33,913	525,393

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mortgage-backed securities	—	(755,430)
Proceeds from sales, maturity or call of mortgage-backed securities	—	950,119
Repayment of principal on mortgage-backed securities	1,805,574	1,803,745
Proceeds from sales, maturity or call of available-for-sale securities	—	2,100,000
Principal collections on available-for-sale securities	31,033	22,986
Purchase of FHLB stock, net	(265,300)	(81,300)
Net change in loans	(6,789,695)	(4,987,697)
Purchase of premises and equipment	(815,082)	(40,044)

NET CASH USED FOR INVESTING ACTIVITIES	(6,033,470)	(987,621)

(Continued)

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2005 and 2004 (Unaudited)

(Continued)

	Six Months Ended March 31,
	2005	2004
CASH FLOW FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(277,021)	$36,097
Proceeds from Federal Home Loan Bank overnight funds	7,340,000	4,000,000
Repayments of Federal Home Loan Bank overnight funds	(7,340,000)	(4,000,000)
Proceeds from Federal Home Loan Bank fixed-maturity advances	6,750,000	5,572,000
Repayments of Federal Home Loan Bank fixed-maturity advances	(1,038,437)	(3,719,511)
Proceeds from federal funds purchased	11,131,000	5,751,000
Repayments of federal funds purchased	(11,131,000)	(5,751,000)
Acquisition of treasury stock	—	(510,970)
Net decrease in advances from borrowers for taxes and insurance	(334,622)	(340,070)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,099,920	1,037,546

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(899,637)	575,318
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,611,668	7,305,621

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,712,031	$7,880,939

Supplemental cash flow information:
Interest paid	$676,418	$500,386
Income tax paid (net of refunds)	$10,726	$29,103
Real estate and other assets acquired in settlement of loans	$—	$5,000

See notes to consolidated financial statements.

CCSB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of CCSB Financial Corp. (Company) and its wholly owned subsidiary, Clay County Savings Bank (Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company, as of September 30, 2004, has been derived from the audited consolidated balance sheet for the Company as of that date. Certain reclassifications have been made to financial statements, including the “Notes to Consolidated Financial Statements”, prior to September 30, 2004, to conform to the September 30, 2004, financial statement presentation. These reclassifications had no effect on net income. Operating results for the three-month and six-month periods ended March 31, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year. These financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2004, contained in the Company’s Form 10-KSB for the year ended September 30, 2004.

Note 2 – Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. The option to purchase shares are not included in the computation of diluted earnings per share, since the exercise price was greater than the average market price of the common stock in each reporting period. ESOP shares that have been committed to be released are considered outstanding. Following is a summary of basic and diluted earnings (loss) per common share for the three months and six months ended March 31, 2005, and 2004:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income (loss)	$15,764	(27,321)	$53,308	(12,153)

Weighted-average shares - Basic EPS	901,844	937,567	900,862	921,776
Stock options - treasury stock method	—	—	—	—

Weighted-average shares - Diluted EPS	901,844	937,567	900,862	921,776

Basic and diluted earnings (loss) per common share	$0.02	$(0.03)	$0.06	$(0.01)

Note 3 – Stock Option Plans

At March 31, 2005, the Bank has a stock-based employee compensation plan, which is described more fully in Note 4. The Bank accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Bank had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net income (loss), as reported	$15,764	(27,321)	$53,308	(12,153)
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for stock options, net of related tax effects	(22,728)	(6,750)	(45,950)	(6,750)

Pro forma net income (loss)	$(6,964)	$(34,071)	$7,358	$(18,903)

Earnings (loss) per share:
Basic and diluted - as reported	$0.02	$(0.03)	$0.06	$(0.01)

Basic and diluted - pro forma	$(0.01)	$(0.04)	$0.01	$(0.02)

Note 4 – Benefit Plans

Employee Stock Ownership Plan (ESOP)

As part of the conversion to stock in 2003, the Company established an ESOP covering substantially all employees of the Company. The ESOP acquired 78,292 shares of Company common stock at $10 per share in the conversion with funds provided by a loan from the Company. Accordingly, $782,920 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity. The Company accounts for the ESOP in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are reflected as a reduction of debt. Shares are considered outstanding for earnings per share calculations when they are committed to be released; unallocated shares are not considered outstanding. ESOP compensation expense for the three months and six months ended March 31, 2005, was $24,000 and $48,000, respectively, compared to $25,000 and $50,000, respectively, for the three months and six months ended March 31, 2004.

Recognition and Retention Plan (RRP)

The Company adopted, with stockholders’ approval, the RRP on January 15, 2004. The RRP provides for the granting of shares of common stock to the eligible directors, officers and employees. The RRP was approved for 39,146 shares of common stock of the Company. As of March 31, 2005, the RRP has granted 38,745 shares to existing directors, officers and employees with 451 shares available for future grants. A total of 650 shares were granted during the quarter ended March 31, 2005. Subsequent to March 31, 2005, an employee no longer with the Bank forfeited 50 shares. The awards vest at the rate of 20% per year over a five-year period, with the first 20% vesting on December 1, 2004, with the exception of awards of less than 100 shares. Awards of less than 100 shares became 100% vested on December 1, 2004.

The vesting of the granted shares can be accelerated based on certain plan provisions. Directors, officers, and employees granted shares retain voting rights and, if dividends are paid, dividends during the vesting period. The RRP will continue in effect for 10 years unless otherwise terminated. The Company’s stock price was $15.95 on the RRP approval date. Treasury stock has been used for the award of RRP shares. RRP expense for the three months and six months ended March 31, 2005, was $30,000 and $65,000, respectively. RRP expense of $33,000 was recognized for the three months and six months ended March 31, 2004.

Stock Option Plan

On January 15, 2004, the Company’s stockholders also voted to approve a Stock Option Plan, providing for the awards in the form of stock options, reload options, dividend equivalent rights and/or limited stock appreciation rights to officers and employees of the Company and the Bank. The Stock Option Plan authorizes the granting of options to purchase up to 97,865 shares of common stock. On January 21, 2004, the Company awarded options to purchase 92,500 shares under the Stock Option Plan to directors, officers and employees. The awards vest at the rate of 20% per year over a five-year period beginning December 1, 2004, and the maximum term is 10 years. All such options were granted with an exercise price of $15.95 per share, the fair market value of the Company’s stock on the date of the grant. As of March 31, 2005, options to purchase 18,500 shares were available to be exercised and no options have expired.

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

General

The Company’s results of operations depend primarily on the Bank, which is the Company’s primary investment. The Bank’s results of operations depend primarily on its net interest income. Net interest income is the difference between the interest income earned on interest-earning assets, consisting primarily of loans, mortgage-backed securities, investment securities and other interest-earning deposits, and the interest paid on interest-bearing liabilities, consisting primarily of deposit accounts and Federal Home Loan Bank (FHLB) advances. The Bank’s results of operations are also affected by provision for loan losses, noninterest income and noninterest expense. Noninterest income consists primarily of fees and service charges, increases in the cash surrender value of bank owned life insurance and gains on the sale of assets. Noninterest expense consists primarily of salaries and employee benefits, occupancy, equipment, data processing and deposit insurance premiums, advertising, and other operating expenses. The Bank’s results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

Changes in Financial Condition

Total assets increased $4.9 million, or 5.5%, to $94.0 million at March 31, 2005, from $89.0 million at September 30, 2004. This is attributed to the continued growth of the loan portfolio. Net loans increased $6.8 million, or 11.4%, during the first six months of the fiscal year ending September 30, 2005, primarily as the result of the growth in construction and land loans, consumer and commercial nonmortgage loans. Premises and equipment also increased $701,000, or 17.1%, due to the acquisition, in December 2004, of land planned for a future branch site. The growth in loans and premises and equipment was primarily funded by a decrease in securities available-for-sale and through FHLB Advances. Securities available-for-sale decreased $1.9 million, or 10.6%, due primarily to the repayment of principal on mortgage-backed securities (MBS). FHLB Advances increased $5.7 million, or 69.6%, from $8.2 million at September 30, 2004, to $13.9 million at March 31, 2005.

FHLB advances were also necessary to supplement additional cash flow needs due to the lack of deposit growth as well as a seasonal decrease in advances from borrowers for taxes and insurance (“escrow accounts”). Deposits decreased $277,000, or 0.4%, from $65.3 million at September 30, 2004, to $65.1 million at March 31, 2005. Escrow accounts decreased from $634,000 at September 30, 2004, to $300,000 at March 31, 2005, due to the payment of real estate taxes at the end of the calendar year.

Stockholders’ equity increased $128,000 from $14.4 million at September 30, 2004, to $14.5 million at March 31, 2005, due to the retention of earnings and the amortization of the ESOP and RRP. These items more than offset the increase in the unrealized loss on securities available-for-sale. Stockholders’ equity was $15.00 per share at March 31, 2005. Tangible book value per share, excluding the unrealized loss on securities available-for-sale, was $15.14 per share at March 31, 2005.

Results of Operations – Comparison of the Three-Month and Six-Month Periods Ended March 31, 2005 and 2004

The Company had earnings of $16,000 and $53,000 for the three and six months ended March 31, 2005, respectively, compared to losses of $27,000 and $12,000 for the three and six months ended March 31, 2004. Income before income taxes improved by $47,000 and $64,000, respectively, for the three months and six months ended March 31, 2005, compared to the same periods in 2004. The improvement is attributed to the increase in net interest income and noninterest income, which more than offset the increase in noninterest expense.

Net Interest Income. Net interest income increased $15,000, or 2.1%, for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, and $56,000, or 4.1%, for the six months ended March 31, 2005, compared to the six months ended March 31, 2004. The increase in net interest income can be attributed to the loan growth and an increase in noninterest-bearing transaction deposit accounts, which resulted in an improved net interest spread between interest-earning assets and interest-bearing liabilities. The average loans receivable balance increased from $56.3 million for the three months ended March 31, 2004, to $65.2 million for the three months ended March 31, 2005, and from $54.5 million for the six months ended March 31, 2004, to $63.0 million for the six months ended March 31, 2005. Average noninterest-bearing transaction deposit accounts increased from $3.0 million for the three months ended March 31, 2004, to $3.8 million for the three months ended March 31, 2005, and from $3.2 million for the six months ended March 31, 2004, to $4.0 million for the six months ended March 31, 2005. This offset a decrease in the average net interest-earning assets for the three-month and six-month periods ended March 31, 2005, from the same periods in 2004. The primary reason for the decrease in net interest-earning assets was the investment in bank owned life insurance, which is not reflected in interest-earning assets (See Noninterest Income), the funding of a stock repurchase program and the acquisition of land for a future branch site.

The improvement in the net interest income was less for the most recent three-month period than for the six-month period. This is due to the competitive pricing of deposits in the Bank’s market area and the flattening of the yield curve. This has resulted in interest rates on deposits increasing at a faster pace than interest rates on loans. Management does anticipate this to continue in the near future, until interest rates have stabilized.

Interest Income. Interest income increased $145,000, or 15.5%, to $1,080,000 for the three months ended March 31, 2005, from $935,000 for the three months ended March 31, 2004. For the six-month period, interest income increased $235,000, or 12.5%, from 2004 to 2005. A factor behind the increase was an increase in interest rates, but the increase in interest income can also be attributed to an increase in interest-earning assets and the shift from lower-yielding investments to higher-yielding loans during the periods. Primarily due to the increase in average loans receivable, average interest-earning assets increased $5.0 million and $2.2 million, respectively, for the three and six months ended March 31, 2005, from the three and six months ended March 31, 2004. Interest income from loans receivable increased $140,000 and $240,000, respectively, for the three and six months ended March 31, 2005, from the three and six months ended March 31, 2004.

Interest expense. Interest expense increased $131,000, or 53.4%, to $375,000 for the three months ended March 31, 2005, from $244,000 for the three months ended March 31, 2004. For the six-month period, interest expense increased $179,000, or 35.6%, from 2004 to 2005. Interest expense was higher due to an increase in interest rates. In addition, an increase in borrowings offset the favorable impact of the increase in noninterest-bearing deposits.

Interest expense on savings, NOW and money market deposit accounts increased $36,000 and $59,000 for the three and six months ended March 31, 2005, respectively, compared to the three and six months ended March 31, 2004. Interest expense on time deposits increased $18,000 and $17,000 for the three and six months ended March 31, 2005, respectively, compared to the three and six months ended March 31, 2004. The increase in the interest expense on deposits is primarily attributed to the recent increases in interest rates. In contrast, the increase in the average outstanding balance in FHLB Advances was the primary reason for the increase in interest expense on borrowings. Interest expense on FHLB advances increased $75,000 and $100,000 for the three and six months ended March 31, 2005, respectively, compared to the three and six months ended March 31, 2004.

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

The Bank recorded provisions for loan losses of $15,000 and $30,000 for the three and six months ended March 31, 2005, respectively, compared to provisions for loan losses of $17,500 and $27,500 for the three and six months ended March 31, 2004, respectively. The provision increased the allowance for loan losses to the amount considered adequate by management based on current economic conditions, loan portfolio composition, historical loss experience, and a review of selected individual loans.

Noninterest Income. Noninterest income increased $34,000, or 59.6%, and $74,000, or 65.9%, for the three and six months ended March 31, 2005, respectively, from the three and six months ended March 31, 2004. The increase is primarily due to the increase in the cash surrender value of bank owned life insurance. In June and July 2004, the Bank purchased “key person” life insurance policies on three senior employees for a total cash surrender value of $2.5 million. The increase in the cash surrender value, which is considered noninterest income, for the three months ended March 31, 2005, totaled $29,000 and for the six months ended March 31, 2005, totaled $56,000. Noninterest income was also favorably impacted by increases in the gain on the sale of loans and charges and other fees on deposit accounts and a decrease in the amortization of mortgage servicing rights for both the three- and six-month periods. The improvement in noninterest income was even greater given the prior periods had a non-recurring gain on the sale of MBS or $13,000.

Noninterest expense. Noninterest expense increased $4,000, or 0.5%, to $772,000 for the three months ended March 31, 2005, from $768,000 for the three months ended March 31, 2004. For the six-month period, the increase was greater, $63,000 or 4.3%, to $1,527,000 for the six months ended March 31, 2005, from $1,464,000 for the six months ended March 31, 2004. Approximately half of the increase in the six-month period was due to higher compensation and benefits expense resulting from the expense of the RRP (See Note 3 of the Consolidated Financial Statements), which was in existence for only part of the six-month period ended March 31, 2004. The RRP expense was $65,000 for the six months ended March 31, 2005, compared to $33,000 for the six months ended March 31, 2004. Data processing expense was $15,000 and $18,000 higher, respectively, for the three and six months ended March 31, 2005, compared to the three and six months ended March 31, 2004. This is in part due to technological upgrades but also the prior periods included a substantial credit from a third-party vendor. Higher audit, legal and other professional services are also noted due to the increasing costs of being a public company.

Income Taxes. The tax impact of the increase in bank owned life insurance (See Noninterest Income) has had a favorable impact. The Company recorded a tax credit of $5,000 for the three months ended March 31, 2005, and a provision for income taxes of $1,500 for the six months ended March 31, 2005, despite income before income taxes of $10,700 and $54,800, respectively.

Asset/Liability Management and Market Risk

The Company, through its wholly-owned subsidiary savings bank, has an exposure to interest rate risk. The Bank’s principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating interest rates. The Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations by providing a better match between the interest rate sensitivity of its assets and liabilities. In particular, the Bank’s strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against increases in interest rates. Such strategies include the origination of one-year, adjustable-rate mortgage (ARM) loans secured by one-to-four family residential real estate and the origination of other types of adjustable-rate and short-term loans with greater interest rate sensitivities than long-term, fixed-rate residential mortgage loans. The Bank also sells fixed-rate loans in the secondary market. Management does not anticipate that financial objectives, strategies or instruments used to reduce its interest rate exposure will change significantly in the future.

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

Commitments to originate loans are legally binding agreements to lend to the Bank’s customers. Loans-in-process represents funds committed to Bank’s customers on loans already originated that have not yet been disbursed. Letters of credit are conditional commitments issued by the Bank to guarantee the performance of the borrower to a third party. At March 31, 2005, commitments, which generally expire in 180 days or less, to originate adjustable and fixed-rate mortgage loans for portfolio were approximately $31,000 and $109,000, respectively. The Bank also had one consumer loan commitment in the amount of $15,000 and no commercial loan commitments at March 31, 2005. Related loans-in-process on construction and land development loans at March 31, 2005, totaled $6.6 million, of which $198,000 is tied to the prime rate of interest and the remainder, $6,371,000, were fixed-rate loans that ranged from 4.50% to 7.75% and with maturities of one year or less. Commitments on behalf of borrowers for unused lines of credit on home equity loans, lines of credit secured by other real estate and commercial non-real estate loans were approximately $5.7 million expiring in seven years or less at March 31, 2005. Commitments on behalf of borrowers for outstanding letters of credit amounted to $24,000 at March 31, 2005.

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

The Bank’s actual and required capital amounts and ratios at March 31, 2005, are as follows:

	Actual		Minimum for Capital Adequacy		Required to be “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders’ equity of the Bank	$10,813
Unrealized loss on securities AFS, net	143

Tangible capital	$10,956	11.8%	$1,394	1.5%
Includable unrealized gain on equity securities available for sale, net	—
General valuation allowance	330

Total capital to risk-weighted assets	$11,286	18.8%	$4,811	8.0%	$6,014	10.0%

Tier 1 capital to risk-weighted assets	$10,956	18.2%	$2,406	4.0%	$3,608	6.0%

Tier 1 capital to total assets	$10,956	11.8%	$3,718	4.0%	$4,648	5.0%

Asset Quality

At March 31, 2005, there was one loan for $31,000 that was considered to be nonperforming and on nonaccrual status. The loan is an unsecured commercial loan that was also classified as substandard. Subsequent to March 31, 2005, this loan was purchased by an unaffiliated party and the bank incurred no loss. There was no property classified as real estate owned or considered a repossessed asset. At March 31, 2005, there were two single-family mortgage loans and one consumer loan secured by a vehicle with an aggregate balance of $65,000 that were designated as special mention. There were no other loans, which were not currently classified as nonaccrual, 90 days past due, or restructured, or known to have possible credit problems of borrowers.

Allowance for Loan Losses

At March 31, 2005, the allowance for loan losses was $330,000. Management believes that all known losses in the loan portfolio that are both probable and reasonable to estimate have been recorded as of each balance sheet date. The following is a summary of activity in the allowance for loan losses:

	Six Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Balance, beginning of period	$300,000	$249,300
Loan charge-offs	—	(2,815)
Loan recoveries	—	2,006
Provision charged to expense	30,000	27,500

Balance, end of period	$330,000	$275,991

CCSB FINANCIAL CORP.

ITEM 3 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was carried out as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s second quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CCSB FINANCIAL CORP.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDING

There are no material legal proceedings to which the Company and Bank are a party or of which any of their property is subject. From time to time, the Bank is a party to various legal proceedings incident to its business.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced on January 31, 2005, that the Board of Directors had authorized the repurchase of up to 50,000 shares of common stock. As of March 31, 2005, no shares have been repurchased under the plan.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the registrant was held on January 27, 2005. At the meeting the stockholders elected John R. Cooper and John R. Davis to three-year terms as directors of the Company. Also at the meeting, BKD, LLP, was ratified as the Company’s independent auditors. The results of the voting for each matter considered was as follows:

a)	The election of directors to serve for a term of three years until a successor has been elected and qualified.

	For	Withheld	Broker Non-Vote
John R. Cooper	808,996	67,203	0
John R. Davis	814,506	61,693	0

b)	The appointment of BKD, LLP, as auditors of the Company for the fiscal year ending September 30, 2005.

For	Withheld	Abstain	Broker Non-Vote
873,617	650	1,932	0

In addition the following directors, in addition to those elected, continue to serve as directors after the annual meeting of stockholders:

George A. McKinley

Keith A. Oberkrom

William J. Turpin

Mario Usera

Robert A. Whipple

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

CCSB FINANCIAL CORP.
(Registrant)

DATE: May 3, 2005	/s/ John R. Davis
John R. Davis, Chairman, President, and
Chief Executive Officer (Principal Executive Officer)

DATE: May 3, 2005	/s/ Mario Usera
Mario Usera, Executive Vice President, and
Chief Financial Officer (Principal Financial Officer)