Form 10QSB
period 2005-06-30
CCSB FINANCIAL CORP
filed 2005-08-05
CIK 1189356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding August 5, 2005
Common Stock, par value $.01 per share	921,532

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☒

CCSB FINANCIAL CORP.

FORM 10-QSB

CCSB FINANCIAL CORP.

PART I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

June 30, 2005 and September 30, 2004

	June 30, 2005	September 30, 2004
	(Unaudited)
ASSETS:
Cash and due from banks	$2,225,114	$2,950,102
Interest-bearing deposits in banks	51,614	79,566
Federal funds sold	543,000	582,000

Total cash and cash equivalents	2,819,728	3,611,668
Available-for-sale securities	15,133,197	18,076,040
Federal Home Loan Bank stock	845,200	492,100
Loans, net of allowance for loan losses of $345,000 and $300,000 at June 30, 2005, and September 30, 2004, respectively	68,699,807	59,512,972
Loans held for sale	—	107,000
Premises and equipment, net	4,836,220	4,092,410
Accrued interest receivable	319,599	274,079
Bank owned life insurance—cash surrender value	2,611,630	2,528,698
Other assets	308,402	334,482

TOTAL ASSETS	$95,573,783	$89,029,449

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Demand	$5,391,333	$4,337,369
Savings, NOW and money market	28,585,980	28,422,812
Time deposits	31,721,245	32,574,367

Total deposits	65,698,558	65,334,548
Federal Home Loan Bank advances	14,897,663	8,205,633
Advances from borrowers for taxes and insurance	474,086	634,223
Interest payable and other liabilities	518,672	477,426
Accrued income taxes	8,866	—

TOTAL LIABILITIES	81,597,845	74,651,830

Commitments and contingencies:
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 2,500,000 shares authorized; 978,650 shares issued	9,787	9,787
Additional paid-in capital	9,211,780	9,190,436
Treasury stock, at cost, of 56,718 shares and 11,880 shares at June 30, 2005 and September 30, 2004, respectively	(829,392)	(167,033)
Unearned ESOP shares	(620,144)	(667,805)
Unearned RRP shares	(416,088)	(502,583)
Retained earnings—substantially restricted	6,710,407	6,622,865
Accumulated other comprehensive loss	(90,412)	(108,048)

TOTAL STOCKHOLDERS’ EQUITY	13,975,938	14,377,619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,573,783	$89,029,449

See notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the Three Months and Nine Months Ended June 30, 2005 and 2004 (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME:
Loans	$990,008	$812,168	$2,816,883	$2,399,191
Investment and mortgage-backed securities	110,628	105,307	369,844	373,485
FHLB stock	7,707	1,905	17,309	5,697
Other interest-earning assets	11,031	6,531	21,156	18,795

TOTAL INTEREST AND DIVIDEND INCOME	1,119,374	925,911	3,225,192	2,797,168

INTEREST EXPENSE:
Deposits	283,912	203,345	783,782	627,408
Other borrowings	122,979	48,433	303,423	125,935

TOTAL INTEREST EXPENSE	406,891	251,778	1,087,205	753,343

NET INTEREST INCOME	712,483	674,133	2,137,987	2,043,825
Provision for loan losses	15,000	15,000	45,000	42,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	697,483	659,133	2,092,987	2,001,325

NONINTEREST INCOME:
Charges and other fees on loans	27,824	26,118	79,539	82,489
Charges and other fees on deposit accounts	47,895	43,921	142,628	129,204
Amortization of mortgage servicing rights	(14,892)	(22,857)	(51,784)	(76,334)
Net gain on the sale of loans	5,551	5,593	19,686	10,980
Net gain on sale of MBS available for sale	—	—	—	12,941
Increase in cash surrender value of bank owned life insurance	26,929	7,208	82,932	7,208
Other	3,571	3,169	10,316	9,053

TOTAL NONINTEREST INCOME	96,878	63,152	283,317	175,541

NONINTEREST EXPENSE:
Compensation and benefits	454,181	450,760	1,353,630	1,309,240
Occupancy and equipment, net	113,600	111,220	353,490	344,103
Data processing	50,031	42,057	142,921	116,695
Audit, legal and other professional services	30,739	38,193	101,253	104,620
Advertising	16,660	33,066	40,265	64,214
Correspondent banking charges	10,863	10,671	33,006	33,086
Other	79,768	68,948	258,387	246,909

TOTAL NONINTEREST EXPENSE	755,842	754,915	2,282,952	2,218,867

INCOME (LOSS) BEFORE INCOME TAXES	38,519	(32,630)	93,352	(42,001)
PROVISION FOR INCOME TAXES	4,285	(11,382)	5,811	(8,601)

NET INCOME (LOSS)	$34,234	$(21,248)	$87,541	$(33,400)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.04	$(0.02)	$0.10	$(0.04)

See notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months and Nine Months Ended June 30, 2005 and 2004 (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$34,234	$(21,248)	$87,541	$(33,400)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net	52,408	(208,493)	17,636	(197,548)

Comprehensive income (loss)	$86,642	$(229,741)	$105,177	$(230,948)

See notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2005 and 2004 (Unaudited)

	Nine Months Ended June 30,
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	87,541	$(33,400)
Items not requiring (providing) cash:
Depreciation and amortization	167,256	171,413
Provision for loan losses	45,000	42,500
Amortization of premiums and discounts on securities	54,643	72,504
Amortization of mortgage-servicing rights	51,784	68,941
Compensation related to incentive plans	92,643	67,296
Compensation related to ESOP	70,820	72,515
Deferred income taxes	(58,903)	46,592
Deferred loan fees, net	(47,192)	(37,622)
Originations of mortgage loans held for sale	(1,166,000)	(739,000)
Proceeds from the sale of mortgage loans	1,292,686	749,980
Net gain on loans sold	(19,686)	(10,980)
Net gain on sale of mortgage-backed security available for sale	—	(12,941)
Changes in:
Accrued interest receivable	(45,520)	31,331
Cash surrender value of bank owned life insurance	(82,932)	(7,208)
Other assets	(4,253)	33,696
Accrued income taxes	37,237	(14,240)
Interest payable and other liabilities	41,246	(306,762)

NET CASH PROVIDED BY OPERATING ACTIVITIES	516,370	194,615

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of mortgage-backed securities	—	(2,763,170)
Proceeds from sales, maturity or call of mortgage-backed securities	—	950,119
Repayment of principal on mortgage-backed securities	2,882,603	3,553,358
Purchase of available-for-sale securities	—	(1,000,000)
Proceeds from sales, maturity or call of available-for-sale securities	—	2,600,000
Principal collections on available-for-sale securities	32,316	24,766
Purchase of FHLB stock, net	(353,100)	(81,300)
Net change in loans	(9,184,643)	(6,468,403)
Purchase of bank owned life insurance	—	(1,000,000)
Purchase of premises and equipment	(911,066)	(54,189)

NET CASH USED FOR INVESTING ACTIVITIES	(7,533,890)	(4,238,819)

(Continued)

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

For the Nine Months Ended June 30, 2005 and 2004 (Unaudited)

	Nine Months Ended June 30, 2004
	2005	2004
CASH FLOW FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$364,009	$(33,640)
Proceeds from Federal Home Loan Bank overnight funds	10,390,000	4,000,000
Repayments of Federal Home Loan Bank overnight funds	(10,390,000)	(4,000,000)
Proceeds from Federal Home Loan Bank fixed-maturity advances	8,250,000	5,572,000
Repayments of Federal Home Loan Bank fixed-maturity advances	(1,557,970)	(3,738,215)
Proceeds from federal funds purchased	14,794,000	6,420,000
Repayments of federal funds purchased	(14,794,000)	(6,420,000)
Acquisition of treasury stock	(670,322)	(764,875)
Net decrease in advances from borrowers for taxes and insurance	(160,137)	(148,843)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,225,580	886,427

DECREASE IN CASH AND CASH EQUIVALENTS	(791,940)	(3,157,777)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,611,668	7,305,621

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,819,728	$4,147,844

Supplemental cash flow information:
Interest paid	$1,066,112	$749,734
Income tax paid (net of refunds)	$29,996	$86,254
Real estate and other assets acquired in settlement of loans	$—	$5,000

See notes to consolidated financial statements.

CCSB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of CCSB Financial Corp. (Company) and its wholly owned subsidiary, Clay County Savings Bank (Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company, as of September 30, 2004, has been derived from the audited consolidated balance sheet for the Company as of that date. Certain reclassifications have been made to financial statements, including the “Notes to Consolidated Financial Statements”, prior to September 30, 2004, to conform to the September 30, 2004, financial statement presentation. These reclassifications had no effect on net income. Operating results for the three-month and nine-month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year. These financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2004, contained in the Company’s Form 10-KSB for the year ended September 30, 2004.

Note 2 – Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. The option to purchase shares are not included in the computation of diluted earnings per share, since the exercise price was greater than the average market price of the common stock in each reporting period. ESOP shares that have been committed to be released are considered outstanding. Following is a summary of basic and diluted earnings (loss) per common share for the three months and nine months ended June 30, 2005, and 2004:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$34,234	$(21,248)	$87,541	$(33,400)

Weighted-average shares—Basic EPS	882,605	904,647	894,780	910,708
Stock options—treasury stock method	—	—	—	—

Weighted-average shares—Diluted EPS	882,605	904,647	894,780	910,708

Basic and diluted earnings (loss) per common share	$0.04	$(0.02)	$0.10	$(0.04)

Note 3 – Stock Option Plans

At June 30, 2005, the Bank has a stock-based employee compensation plan, which is described more fully in Note 4. The Bank accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Bank had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

		Three Months Ended June 30,		Nine Months Ended June 30,
		2005	2004	2005	2004
Net income (loss), as reported		$34,234	$(21,248)	$87,541	$(33,400)
Add:	Stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—	—
Less:	Total stock-based employee compensation expense determined under fair value based method for stock options, net of related tax effects	(22,975)	(17,503)	(68,924)	(24,253)

Pro forma net income (loss)		$11,259	$(38,751)	$18,617	$(57,653)

Earnings (loss) per share:
Basic and diluted—as reported		$0.04	$(0.02)	$0.10	$(0.04)

Basic and diluted—pro forma		$0.01	$(0.04)	$0.02	$(0.06)

Note 4 – Benefit Plans

Employee Stock Ownership Plan (ESOP)

As part of the conversion to stock in 2003, the Company established an ESOP covering substantially all employees of the Company. The ESOP acquired 78,292 shares of Company common stock at $10 per share in the conversion with funds provided by a loan from the Company. Accordingly, $782,920 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity. The Company accounts for the ESOP in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are reflected as a reduction of debt. Shares are considered outstanding for earnings per share calculations when they are committed to be released; unallocated shares are not considered outstanding. ESOP compensation expense for the three months and nine months ended June 30, 2005, was $23,000 and $69,000, respectively, compared to $23,000 and $73,000, respectively, for the three months and nine months ended June 30, 2004.

Recognition and Retention Plan (RRP)

The Company adopted, with stockholders’ approval, the RRP on January 15, 2004. The RRP provides for the granting of shares of common stock to the eligible directors, officers and employees. The RRP was approved for 39,146 shares of common stock of the Company. As of June 30, 2005, the RRP has granted 38,695 shares to existing directors, officers and employees with 451 shares available for future grants. During the quarter ended June 30, 2005, an employee no longer with the Bank forfeited 50 shares. There was no other activity during the quarter. Subsequent to June 30, 2005, an employee no longer with the Bank forfeited 400 shares, leaving 851 shares available for future grants. The awards vest at the rate of 20% per year over a five-year period, with the first 20% vesting on December 1, 2004, with the exception of awards of less than 100 shares. Awards of less than 100 shares became 100% vested on December 1, 2004.

The vesting of the granted shares can be accelerated based on certain plan provisions. Directors, officers, and employees granted shares retain voting rights and, if dividends are paid, dividends during the vesting period. The RRP will continue in effect for 10 years unless otherwise terminated. The Company’s stock price was $15.95 on the RRP approval date. Treasury stock has been used for the award of RRP shares. RRP expense for the three months and nine months ended June 30, 2005, was $30,000 and $96,000, respectively. RRP expense of $34,000 and $67,000 was recognized for the three months and nine months ended June 30, 2004, respectively.

Stock Option Plan

On January 15, 2004, the Company’s stockholders also voted to approve a Stock Option Plan, providing for the awards in the form of stock options, reload options, dividend equivalent rights and/or limited stock appreciation rights to officers and employees of the Company and the Bank. The Stock Option Plan authorizes the granting of options to purchase up to 97,865 shares of common stock. On January 21, 2004, the Company awarded options to purchase 92,500 shares under the Stock Option Plan to directors, officers and employees. Subsequent to June 30, 2005, an employee no longer with the Bank forfeited options to purchase 800 shares under the Stock Option Plan, leaving options available to purchase 6,165 shares still available to be awarded under the plan. The awards vest at the rate of 20% per year over a five-year period beginning December 1, 2004, and the maximum term is 10 years. All such options were granted with an exercise price of $15.95 per share, the fair market value of the Company’s stock on the date of the grant. As of June 30, 2005, options to purchase 18,500 shares were available to be exercised and no options have expired.

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

In addition to the above, in December 2004, the Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R), which addresses the accounting for employee stock options. Statement 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. On April 14, 2005, the SEC amended the compliance date for Statement 123R. The new rules make Statement 123R effective at the beginning of the fiscal year that begins after December 15, 2005, for public entities that file as small business issuers. The Company does not anticipate adopting Statement 123R until as required by the SEC, which would not make Statement 123R effective until October 1, 2006. The impact of this statement can not be fully determined at this time.

Changes in Financial Condition

Total assets increased $6.6 million, or 7.4%, to $95.6 million at June 30, 2005, from $89.0 million at September 30, 2004. This is attributed to the continued growth of the loan portfolio. Net loans increased $9.2 million, or 15.4%, during the first nine months of the fiscal year ending September 30, 2005, primarily as the result of the growth in higher interest-yielding loans (such as construction and land loans, multi-family, nonresidential and commercial nonmortgage loans). Premises and equipment also increased $744,000, or 18.2%, due to the acquisition, in December 2004, of land planned for a future branch site. The growth in loans and premises and equipment was primarily funded by a decrease in securities available-for-sale and through FHLB Advances.

Securities available-for-sale decreased $2.9 million, or 16.3%, due primarily to the repayment of principal on mortgage-backed securities (MBS). FHLB advances increased $6.7 million, or 81.6%, from $8.2 million at September 30, 2004, to $14.9 million at June 30, 2005. FHLB advances were necessary to supplement additional cash flow needs due to limited deposit growth. Deposits increased $364,000, or 0.6%, from $65.3 million at September 30, 2004, to $65.7 million at June 30, 2005. There was also a shift in the deposit mix, as noninterest-bearing deposits increased $1.1 million, from $4.3 million at September 30, 2004, to $5.4 million at June 30, 2005. The following table illustrates the changes in interest-bearing assets and interest-bearing liabilities from the fiscal year end:

	At June 30, 2005		At September 30, 2004		Net Change
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Interest-bearing deposits and fed funds sold	$595	0.7%	$662	0.8%	$(67)
Securities available-for-sale	15,133	17.7	18,076	22.9	(2,943)
Federal Home Loan Bank stock	845	1.0	492	0.6	353

Single-family, 1-4 units	33,797	39.6	34,553	43.8	(756)
Multi-family, 5 or more units	2,182	2.6	1,113	1.4	1,069
Construction, land & land development	18,232	21.4	12,378	15.7	5,854
Commercial	11,815	13.9	7,971	10.1	3,844
Consumer	6,555	7.7	6,681	8.5	(126)
Commercial non-real estate	1,745	2.0	1,426	1.8	319
Deferred fees, credits and loans in process	(5,626)	(6.6)	(4,502)	(5.6)	(1,124)

Total loans	68,700	80.6	59,620	75.7	9,080

Total interest-earning assets	$85,273	100.0%	$78,850	100.0%	$6,423

Demand deposits	$5,392	6.7%	$4,337	5.9%	$1,055
NOW accounts	8,647	10.7	8,503	11.6	144
Savings accounts	5,773	7.2	5,903	8.0	(130)
Money market accounts	14,166	17.6	14,017	19.1	149
Time deposits	31,721	39.3	32,574	44.2	(853)

Total deposits	65,699	81.5	65,334	88.8	365
Federal Home Loan Bank advances	14,898	18.5	8,206	11.2	6,692

Total interest-bearing liabilities	$80,597	100.0%	$73,540	100.0%	$7,057

Stockholders’ equity decreased $402,000 from $14.4 million at September 30, 2004, to $14.0 million at June 30, 2005, primarily due to the repurchase of stock. The Company repurchased 45,413 shares of common stock during most recent quarter at a weighted average price of $14.76 per share. The repurchases of stock were under an announced plan to repurchase and were repurchased at a price below tangible book value. The impact on stockholders’ equity was partially offset by the retention of earnings, the amortization of the ESOP and RRP, and a decrease in the unrealized loss on securities available-for-sale. Stockholders’ equity was $15.16 per share at June 30, 2005 and tangible book value per share, excluding the unrealized loss on securities available-for-sale, was $15.26 per share at June 30, 2005.

Results of Operations – Comparison of the Three-Month and Nine-Month Periods Ended June 30, 2005 and 2004

The Company had earnings of $34,000 and $88,000 for the three and nine months ended June 30, 2005, respectively, compared to losses of $21,000 and $33,000 for the three and nine months ended June 30, 2004. Income before income taxes improved by $71,000 and $135,000, respectively, for the three months and nine months ended June 30, 2005, compared to the same periods in 2004. The improvement is attributed to the increase in net interest income and noninterest income, while noninterest expense has stabilized. Management anticipates noninterest expense to remain steady until the opening of the new branch facility, which is anticipated in the second quarter of fiscal year 2006.

Net Interest Income. Net interest income increased $38,000, or 5.7%, for the three months ended June 30, 2005, compared to the three months ended June 30, 2004, and $94,000, or 4.6%, for the nine months ended June 30, 2005, compared to the nine months ended June 30, 2004. The increase in net interest income can be attributed to loan growth, the shift in asset mix and an increase in noninterest-bearing transaction deposit accounts which was partially offset by a slight decrease in the net interest spread between interest-earning assets and interest-bearing liabilities and a decrease in the net interest-earning assets. The following tables reflect the average balance in interest-earning assets and the average balance in interest-bearing liabilities along with net interest income and spread for the three and nine months ended June 30, 2005, compared to the three- and nine-month periods ended June 30, 2004:

	Three Months Ended June 30,
	2005			2004
	Average outstanding balance	Interest earned/ paid	Interest yield/ rate	Average outstanding balance	Interest earned/ paid	Interest yield/ rate
	(Dollars in Thousands)
Interest-earning assets	$85,768	$1,119	5.22%	$80,195	$926	4.62%
Interest-bearing liabilities	79,785	407	2.04%	71,210	252	1.42%

Net earning assets	$5,983			$8,985

Net interest income		$712			$674

Net interest spread			3.18%			3.20%

Net yield on average interest-earning assets			3.32%			3.36%
Average interest-earning assets to average interest-bearing liabilities	107.50%			112.62%

	Nine Months Ended June 30,
	2005			2004
	Average outstanding balance	Interest earned/ paid	Interest yield/ rate	Average outstanding balance	Interest earned/ paid	Interest yield/ rate
	(Dollars in Thousands)
Interest-earning assets	$84,089	$3,225	5.11%	$79,275	$2,797	4.70%
Interest-bearing liabilities	77,761	1,087	1.86%	69,763	753	1.44%

Net earning assets	$6,328			$9,512

Net interest income		$2,138			$2,044

Net interest spread			3.25%			3.26%

Net yield on average interest-earning assets			3.39%			3.44%
Average interest-earning assets to average interest-bearing liabilities	108.14%			113.63%

The average loans receivable balance increased from $57.8 million for the three months ended June 30, 2004, to $67.5 million for the three months ended June 30, 2005, and from $55.8 million for the nine months ended June 30, 2004, to $64.7 million for the nine months ended June 30, 2005. Average noninterest-bearing transaction deposit accounts increased from $3.2 million for the three months ended June 30, 2004, to $4.6 million for the three months ended June 30, 2005, and from $3.1 million for the nine months ended June 30, 2004, to $4.3 million for the nine months ended June 30, 2005. These increases offset a decrease in the average net interest-earning assets for the three-month and nine-month periods ended June 30, 2005, from the same periods in 2004.

The primary reason for the decrease in net interest-earning assets was the investment in bank owned life insurance, which is not reflected in interest-earning assets (See Noninterest Income), the funding of a stock repurchase program and the acquisition of land for a future branch site.

Interest and Dividend Income. Interest and dividend income increased $193,000, or 20.9%, to $1,119,000 for the three months ended June 30, 2005, from $926,000 for the three months ended June 30, 2004. For the nine-month period, interest income increased $428,000, or 15.3%, from 2004 to 2005. Factors contributing to the increase were an increase in interest rates, an increase in interest-earning assets and the shift from lower-yielding investments to higher-yielding loans during the periods. Average interest-earning assets increased $5.6 million and $4.7 million, respectively, for the three and nine months ended June 30, 2005, from the three and nine months ended June 30, 2004. Interest income from loans receivable increased $178,000 and $418,000, respectively, for the three and nine months ended June 30, 2005, from the three and nine months ended June 30, 2004.

Interest expense. Interest expense increased $155,000, or 61.6%, to $407,000 for the three months ended June 30, 2005, from $252,000 for the three months ended June 30, 2004. For the nine-month period, interest expense increased $334,000, or 44.3%, from 2004 to 2005. Interest expense was higher due to an increase in interest rates. In addition, an increase in borrowings offset the favorable impact of the increase in noninterest-bearing deposits.

Interest expense on savings, NOW and money market deposit accounts increased $41,000 and $59,000 for the three and nine months ended June 30, 2005, respectively, compared to the three and nine months ended June 30, 2004. Interest expense on time deposits increased $40,000 and $60,000 for the three and nine months ended June 30, 2005, respectively, compared to the three and nine months ended June 30, 2004. The increase in the interest expense on deposits is primarily attributed to the recent increases in interest rates. In contrast, the increase in the average FHLB Advances was the primary reason for the increase in interest expense on borrowings. Interest expense on FHLB advances increased $72,000 and $172,000 for the three and nine months ended June 30, 2005, respectively, compared to the three and nine months ended June 30, 2004.

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

The Bank recorded provisions for loan losses of $15,000 and $45,000 for the three and nine months ended June 30, 2005, respectively, compared to provisions for loan losses of $15,000 and $42,500 for the three and nine months ended June 30, 2004, respectively. The provision increased the allowance for loan losses to an amount considered adequate by management based on current economic conditions, loan growth, changes in loan portfolio composition, historical loss experience, and a review of selected individual loans.

Noninterest Income. Noninterest income increased $34,000, or 53.4%, and $108,000, or 61.4%, for the three and nine months ended June 30, 2005, respectively, from the three and nine months ended June 30, 2004. The increase is primarily due to the recognition of income resulting from the increase in the cash surrender value of bank owned life insurance. In June and July 2004, the Bank purchased “key person” life insurance policies on three senior employees for a total cash surrender value of $2.5 million. The increase in the cash surrender value, which is considered noninterest income, for the three months ended June 30, 2005, totaled $27,000 and for the nine months ended June 30, 2005, totaled $83,000 compared to $7,000 for the three and nine months ended June 30, 2004.

Noninterest income has also been favorably impacted by an increase in charges and other fees on deposit accounts and a decrease in the amortization of mortgage servicing rights. For the three and nine months ended June 30, 2005, charges and other fees on deposit accounts have increased $4,000 and $13,000, respectively, compared to the same periods in 2004. The amortized expense of mortgage servicing rights has decreased $8,000 and $25,000 for the three and nine months ended June 30, 2005, respectively, compared to the same periods in 2004 as principal repayments on loans serviced for others has slowed.

The net gain on the sale of loans and charges and other fees on loans were relatively unchanged from the three months ended June 30, 2005, compared to the three months ended June 30, 2004. The net gain on the sale of loans increased by $9,000 for the nine months ended June 30, 2005, from the nine months ended June 30, 2004, but the 2004 period also included a gain on the sale of a mortgage-backed security of $13,000.

Noninterest expense. Noninterest expense remained relatively stable from the three months ended June 30, 2004, compared to the three months ended June 30, 2005. Noninterest expense increased $64,000, or 2.9%, to $2,283,000 for the nine months ended June 30, 2005, from $2,219,000 for the nine months ended June 30, 2004. The increase in the nine-month period was due to higher compensation and benefits expense resulting from the expense of the RRP (See Note 3 of the Consolidated Financial Statements), which was in existence for only part of the nine-month period ended June 30, 2004. The RRP expense was $96,000 for the nine months ended June 30, 2005, compared to $67,000 for the nine months ended June 30, 2004. Data processing expense was $8,000 and $26,000 higher, respectively, for the three and nine months ended June 30, 2005, compared to the three and nine months ended June 30, 2004. This is in part due to technological upgrades but also the prior nine-month period included a substantial credit from a third-party vendor. In the three months ended June 30, 2005, other noninterest expense was also higher than the three months ended June 30, 2004, but the higher data processing expense and other noninterest expense was offset by lower audit, legal and other professional services and advertising expense.

Income Taxes. The Company recorded a provision for income taxes of $4,000 and $6,000 for the three months and nine months ended June 30, 2005, based on income before income taxes of $39,000 and $93,000, respectively. The low tax provision is due to the favorable tax impact of the investment in bank owned life insurance (See Noninterest Income). For the three and nine months ended June 30, 2004, the Company recorded a tax benefit of $11,000 and $9,000, respectively, due to the operating losses.

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

Commitments to originate loans are legally binding agreements to lend to the Bank’s customers. Loans-in-process represents funds committed to Bank’s customers on loans already originated that have not yet been disbursed. Letters of credit are conditional commitments issued by the Bank to guarantee the performance of the borrower to a third party. At June 30, 2005, commitments, which generally expire in 180 days or less, to originate adjustable and fixed-rate mortgage loans for portfolio were approximately $200,000 and $296,000, respectively. The Bank also had three consumer loan commitments (less than 30 days) in the amount of $77,000 and no commercial loan commitments at June 30, 2005. Related loans-in-process on construction and land development loans at June 30, 2005, totaled $5.2 million, of which $19,000 is tied to the prime rate of interest and the remainder, $5,177,000, were fixed-rate loans that ranged from 4.50% to 6.5% and with maturities of one year or less. Commitments on behalf of borrowers for unused lines of credit on home equity loans, lines of credit secured by other real estate and commercial non-real estate loans were approximately $5.3 million expiring in seven years or less at June 30, 2005. Commitments on behalf of borrowers for outstanding letters of credit amounted to $24,000 at June 30, 2005.

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

The Bank’s actual and required capital amounts and ratios at June 30, 2005, are as follows:

	Actual		Minimum for Capital Adequacy		Required to be “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders’ equity of the Bank	$10,966
Unrealized loss on securities AFS, net	90

Tangible capital	$11,056	11.8%	$1,408	1.5%
Includable unrealized gain on equity securities available for sale, net	—
General valuation allowance	338

Total capital to risk-weighted assets	$11,394	18.4%	$4,962	8.0%	$6,202	10.0%

Tier 1 capital to risk-weighted assets	$11,056	17.8%	$2,481	4.0%	$3,721	6.0%

Tier 1 capital to total assets	$11,056	11.8%	$3,756	4.0%	$4,694	5.0%

Asset Quality

At June 30, 2005, there were no loans considered to be nonperforming or on nonaccrual status. There was also no repossessed assets or property classified as real estate owned. At June 30, 2005, there was one single-family mortgage loans and one unsecured consumer loan totaling $39,000 that was designated as special mention. There were no other loans, which were not currently classified as nonaccrual, 90 days past due, restructured, or known to have possible credit problems of borrowers.

Allowance for Loan Losses

At June 30, 2005, the allowance for loan losses was $345,000, or 0.5% of net loans receivable. Management believes that all known losses in the loan portfolio that are both probable and reasonable to estimate have been recorded as of each balance sheet date. The following is a summary of activity in the allowance for loan losses:

	Nine Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Balance, beginning of period	$300,000	$249,300
Loan charge-offs	—	(2,815)
Loan recoveries	—	2,006
Provision charged to expense	45,000	42,500

Balance, end of period	$345,000	$290,991

CCSB FINANCIAL CORP.

ITEM 3 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was carried out as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s third quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

CCSB FINANCIAL CORP.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDING

There are no material legal proceedings to which the Company and Bank are a party or of which any of their property is subject. From time to time, the Bank is a party to various legal proceedings incident to its business.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company repurchased 45,413 shares of common stock during the three months ended June 30, 2005. This was under the plan to repurchase up to 50,000 shares, or approximately 5.2%, of the Company’s outstanding common stock. The plan was previously announced on January 31, 2005. The shares were repurchased as follows (average price paid per share is after commissions paid):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2005 to May 31, 2005	45,413	$14.76	45,413	4,587

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS

(a)	Exhibit 31.1—Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 31.2—Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibit 32—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CCSB FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CCSB FINANCIAL CORP.
(Registrant)

DATE:    August 5, 2005

/S/ JOHN R. DAVIS
John R. Davis, Chairman, President, and Chief Executive Officer (Principal Executive Officer)

DATE: August	5, 2005

/S/ MARIO USERA
Mario Usera, Executive Vice President, and Chief Financial Officer (Principal Financial Officer)