Form 10KSB
period 2005-09-30
CCSB FINANCIAL CORP
filed 2005-12-27
CIK 1189356

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2005

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

Common Stock, par value $0.01 per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.

(1)	YES ☒ NO ☐

(2)	YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

The Registrant’s revenues for the fiscal year ended September 30, 2005 were $4.8 million.

As of December 9, 2005, there were 916,945 shares issued and outstanding of the Registrant’s Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of December 9, 2005 was $13.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of Annual Report to Stockholders (Parts II and IV)

2.	Proxy Statement for the 2006 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format. YES ☐     NO ☒

PART I

ITEM 1.	Description of Business

General

CCSB Financial Corp. (the “Company”) was organized in September 2002 at the direction of the board of directors of Clay County Savings Bank (formerly, Clay County Savings and Loan Association) for the purpose of acting as the stock holding company of Clay County Savings Bank (the “Bank”). The Company holds 100% of the common stock of the Bank, and its principal business is overseeing and directing the business of the Bank. At September 30, 2005, the Company had total consolidated assets of $94.9 million, total deposits of $65.0 million, and stockholders’ equity of $13.9 million.

The Bank was founded in 1922 as a state-chartered mutual savings and loan association with the name Clay County Building and Loan Association. In 1967, the name was changed to Clay County Savings and Loan Association and, in 1995, the Bank converted to a federal mutual savings association charter. As part of the conversion from the mutual to stock form of organization in 2003, the Bank converted to a federally chartered savings bank and the name was changed to Clay County Savings Bank. The Bank has a total of four offices located in Clay County, Missouri, and is currently in the process of construction of a fifth facility. The main office and a branch office are located in Liberty, and branch offices are also located in Kearney and Smithville. The new facility will be in Kansas City north. Its anticipated completion is in the second quarter of fiscal year 2006. The Bank is regulated by the Office of Thrift Supervision (the “OTS”) and deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) under the Savings Association Insurance Fund. The Bank has been a member of the Federal Home Loan Bank (the “FHLB”) System since 1937.

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

Clay and Platte Counties have a combined population of approximately 279,000 as of 2004. Clay and Platte Counties are rapidly developing suburban markets, and are home to a large number of people who commute to jobs in areas closer to Kansas City. Most of the employment in Clay and Platte Counties is provided by light manufacturing, services and retail trade. Clay and Platte Counties have experienced increases in population as the Kansas City outer suburbs have expanded. Since 1990, these areas have experienced significant increases in population. The Clay County population increased from approximately 153,000 in 1990 to approximately 198,000 in 2004, representing a 29.4% increase. The Platte County population increased from approximately 58,000 in 1990 to approximately 81,000 in 2004, representing a 39.7% increase.

Liberty, the county seat of Clay County, is located in the eastern part of the county and has a population of 29,000. Kearney and Smithville are much smaller communities on the northern edge of the Clay County and the Kansas City metropolitan area. Kearney and Smithville have populations just under 7,000; however, both have experienced significant growth since 1990. The population of Smithville has increased 135.7% from 2,800 in 1990 to 6,600 in 2004 and the population of Kearney has increased 200.0% from 2,300 in 1990 to 6,900 in 2004. The new branch facility is intended to provide more focus on the eastern part of the Clay County and also Platte County.

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

Competition

The Bank faces significant competition in both originating loans and attracting deposits to varying degrees. The metropolitan area has a large number of regional and national financial institutions that are significantly larger and with greater financial resources. In Liberty, there are 15 other federally insured financial institutions with at least one office in the area. Both Kearney and Smithville have four other federally insured financial institutions. The Bank’s competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Competition for deposits has historically come directly from commercial banks, savings banks and credit unions. Additional competition for deposits comes from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies.

Lending Activities

General. The loan portfolio is mainly comprised of real estate loans, primarily permanent and construction financing of single-family homes. The majority of these loans have adjustable rates of interest. In addition to the permanent and construction financing of one- to four-family real estate, the Bank originates loans secured by multi-family and nonresidential real estate, consumer loans (primarily home equity loans and lines of credit) and commercial non-real estate loans. The holding company participates in loans with the Bank from time-to-time. At September 30, 2005, gross loans totaled $75.1 million, of which $32.8 million, or 43.7%, were permanent financing of one- to four-family real estate; $22.2 million, or 29.7%, were construction and land development loans; $9.8 million, or 13.0%, were secured by commercial real estate; and $2.2 million, or 2.9%, was secured by multi-family properties. At September 30, 2005, consumer loans, including loans secured by deposits and automobiles, as well as home equity loans and lines of credit, totaled $6.8 million, or 9.0% of total loans. Approximately $5.5 million, or 7.3% of total loans, were home equity loans or lines of credit. In addition, at September 30, 2005, commercial non-real estate loans totaled $1.3 million, or 1.7% of total loans.

In order to reduce interest-rate risk by making the loan portfolio more interest-rate sensitive, the Bank originates primarily adjustable-rate, balloon and short- and medium-term, fixed-rate loans for the loan portfolio. The Bank sells most of its balloon and fixed-rate single-family, owner-occupied real estate loans through the secondary market. At September 30, 2005, $40.9 million, or 54.5%, of total loans had adjustable rates of interest tied to a variety of indices. At September 30, 2005, the weighted average remaining maturity of all fixed-rate and balloon loans is 52 months.

Loan Portfolio Composition. The following table shows the composition of the consolidated loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	At September 30,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real estate loans:
Single-family, 1-4 units	$32,813	43.7%	$34,446	53.8%
Multi-family, 5 or more units	2,167	2.9	1,113	1.8
Construction, land & land development	22,273	29.7	12,378	19.3
Commercial	9,780	13.0	7,971	12.5

Total real estate loans (1)	67,033	89.3	55,908	87.4
Other loans:
Consumer loans:
Deposit account	271	0.3	198	0.3
Automobile	509	0.7	578	0.9
Home equity	1,251	1.7	981	1.5
Home equity (lines of credit) (2)	4,241	5.6	4,829	7.5
Other	511	0.7	95	0.2

Total consumer loans	6,783	9.0	6,681	10.4
Commercial non-real estate loans (3)	1,303	1.7	1,426	2.2

Total loans	75,119	100.00%	64,015	100.00%

Less:
Allowance for losses	(360)		(300)
Loans in process	(5,907)		(4,138)
Deferred loan fees, net	(126)		(64)

	$68,726		$59,513

1)	Commitments for unused lines of credit secured by real estate loans were $610,000 at September 30, 2005.

2)	Commitments for unused home equity lines of credit were $4,012,000 at September 30, 2005.

3)	Commitments for unused commercial non-real estate lines of credit were $1,025,000 at September 30, 2005.

Loan Maturity. The following table sets forth certain information at September 30, 2005, regarding the dollar amount of loans maturing in the portfolio based on the loan’s final contractual maturity, but does not include scheduled repayments or potential prepayments.

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In Thousands)
Single-family, 1-4 units	$454	302	902	3,822	7,373	19,960	$32,813
Multi-family, 5 or more units	—	—	893	—	186	1,088	2,167
Construction, land & land development	16,601	4,993	620	59	—	—	22,273
Commercial real estate loans	964	3,242	2,141	2,214	1,219	—	9,780
Consumer loans	281	1,782	3,290	1,246	131	53	6,783
Commercial non-real estate loans	701	589	13	—	—	—	1,303

Total loans	$19,001	10,908	7,859	7,341	8,909	21,101	$75,119

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth at September 30, 2005, the dollar amount of all fixed-rate and adjustable-rate loans due after September 30, 2006.

	Due After September 30, 2006
	Predetermined Rate	Floating or Adjustable Rates	Total
	(In Thousands)
Single-family, 1-4 units	$5,649	26,710	$32,359
Multi-family, 5 or more units	1,078	1,089	2,167
Construction, land & land development	2,892	2,780	5,672
Commercial real estate loans	6,986	1,830	8,816
Consumer loans	2,262	4,240	6,502
Commercial non-real estate loans	28	574	602

Total loans	$18,895	37,223	$56,118

One-to Four-Family Real Estate Loans (Excluding Construction). The Bank’s loan portfolio consists primarily of one- to four-family, residential real estate loans, secured by properties located in its market area. At September 30, 2005, these loans totaled $32.8 million, or 43.7%, of the total loan portfolio. The large majority of these loans are secured by owner-occupied properties.

One-to four-family real estate loans are offered with terms up to 30 years with adjustable or fixed interest rates. The adjustable-rate loans are intended for retention in the Bank’s loan portfolio, while most fixed-rate loans are typically sold in the secondary market directly to the Federal Home Loan Mortgage Corporation (FHLMC). Approximately $26.8 million, or 81.5%, of all one-to-four-family loans in the portfolio have an adjustable-rate feature. In addition, the Bank offers loans with a balloon feature, generally five years or less, which are also typically sold to the FHLMC. It is the Bank’s policy to retain servicing on all loans sold. All one-to four-family real estate loans are typically originated in conformity with FHLMC guidelines, regardless of whether the loan is sold or retained in the loan portfolio.

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

In the past, the Bank offered adjustable-rate real estate loans with interest rate adjustment limits of 100 or 150 basis points per adjustment and currently has less than $1 million of such loans remaining in the portfolio. The Bank also offered in the past adjustable-rate real estate loans tied to the national monthly median cost of funds ratio to OTS regulated, SAIF-insured institutions and currently has $1.6 million of such loans in its portfolio.

One-to four-family real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. In addition, conventional residential real estate loans customarily contain “due on sale” clauses which permit acceleration of the indebtedness of the loan upon transfer of ownership of the mortgage property.

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

During the year ended September 30, 2005, the Bank originated 63 loans totaling $6.9 million secured by one-to-four-family real estate, including $4.4 million in adjustable-rate mortgage loans and $2.5 million in fixed-rate mortgage loans, including those with a balloon payment. The Bank sold $1.75 million, or 70.0%, of the fixed-rate and balloon loan originations directly to the FHLMC during the year ended September 30, 2005.

Regulations limit the amount that a savings institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For borrowers who do not obtain private mortgage insurance, the Bank’s lending policies generally limit the maximum loan-to-value ratio on both fixed-rate and adjustable-rate real estate loans to 85% of the lower of the purchase price or the appraised value of single-family real estate and 80% of the lower of the purchase price or the appraised value of two- to four-unit residential properties. The Bank will consider loans over these limits, provided the borrower obtains private mortgage insurance. The maximum loan-to-value that will be considered on single-family real estate is 95% and the maximum loan-to-value that will be considered on two- to four-unit real estate is 90%. The maximum loan amount is determined by the private mortgage insurer. On a limited number of loans available to first-time home buyers, the Bank will consider a loan-to-value ratio up to 97% of the lower of the purchase price or the appraised value.

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

As of September 30, 2005, construction, land and land development loans totaled $22.2 million, or 29.7% of the total loan portfolio. This included 74 construction loans totaling $16.9 million, or 22.5% of total loans, secured by one- to four-family residential properties; one nonresidential construction loan totaling $620,000, or 0.8% of total loans; three land development loans totaling $3 million, or 4.0% of total loans; and four loans secured by undeveloped commercial land totaling $1.8 million, or 2.4% of total loans. The three land development loans are loans financing different phases in the same planned-unit development. Subsequent to September 30, 2005, two of the land loans secured by undeveloped commercial land totaling $1.7 million have been paid off.

Construction/speculative loans are made to area homebuilders who do not have, at the time the loan is originated, a signed contract with a homebuyer who has a commitment for permanent financing with either the Bank or another lender. The builder may enter into a purchase and sale contract with the homebuyer either during or after the construction period. These loans have the risk that the builder will have to make interest and principal payments on the loan and finance real estate taxes and other holding costs of the completed home for a significant time after the completion of construction. Funds are disbursed in phases as construction is completed. All construction/speculative loans require personal individual guarantees of the principals of the builder-borrower. These loans are generally originated for a term of twelve months, with interest rates that are fixed for the term of the loan, and with a loan-to-value ratio of no more than 85% of the lower of cost or the estimated value of the completed property, although under certain circumstances the Bank will originate a construction loan with a loan-to-value ratio of up to 89%. In 2005, the Bank did begin offering construction loans with variable rates. At September 30, 2005, the Bank had $8.0 million outstanding in construction/speculative loans. The largest number of construction/speculative loans outstanding to a single borrower at any given time during the year ended September 30, 2005, was for eight properties and the highest aggregate balance of construction/speculative loans to a single borrower was $1,151,000. The Bank’s policy establishes construction/speculative limits by builder and the maximum limit to any one builder at September 30, 2005, was $1.25 million.

Construction/custom loans are made to either an individual who has contracted with a builder to construct their personal residence, or to a builder who has a signed contract to build a new home for the homeowner. The terms of construction/custom loans are similar to those of construction/speculative loans, except that the Bank may offer extended commitments to originate permanent financing on the construction/custom loans that are originated. These extended commitments are typically honored for terms up to one year, and are at interest rates 50 basis points above the prevailing interest rate at the time of the commitment. The Bank offers construction/permanent financing to these individuals as well. At September 30, 2005, the Bank had $9.5 million outstanding in construction/custom loans including a $620,000 construction/permanent loan on a nonresidential property.

At September 30, 2005, the largest outstanding concentration of credit to one builder (for both speculative and custom loans) consisted of six loans with an aggregate balance of $1.2 million. At that date, the Bank also had outstanding one large construction/permanent loan in the amount of $1,275,000 to a borrower for the purpose of construction of a personal residence.

Construction lending generally involves a greater degree of risk than other one- to four-family real estate lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of the home construction. Construction delays or the financial impairment of the builder may further impair the borrower’s ability to repay the loan.

The Bank’s procedures for underwriting construction loans include an assessment of the borrower’s credit history and the borrower’s ability to meet other existing debt obligations, as well as payment of principal and interest on the proposed loan. Loans to builders are also based upon the builder’s prior experience and the Bank’s prior relationship with the builder. Construction loans on nonresidential property and land development loans are based on the analysis of the source of repayment and the financial strength of the borrower and principals. Additionally, the Bank will obtain an appraisal of the real estate and, if appropriate, an environmental assessment. Loans for the construction of nonresidential property and land development loans are generally limited to the lower of the estimated cost of the land and improvements or 80% of the appraised value.

Commercial Real Estate Loans. At September 30, 2005, $9.8 million, or 13.0% of the total loan portfolio, consisted of loans secured by commercial real estate properties. These commercial real estate loans include loans secured by improved property such as offices, churches, small business facilities, strip mall shopping centers, motels, and other income producing, non-residential buildings. The Bank currently offers commercial real estate loans with adjustable rates, short-term fixed rates (10 years or less) or longer-term (with amortization schedules of up to 25 years) loans with balloon features. The adjustable-rate commercial real estate loans are generally tied to the prime rate. At September 30, 2005, the average commercial real estate loans had a balance of $376,000 and the largest commercial real estate loan was $1.8 million secured by church property. During fiscal year 2005, four commercial real estate loans totaling $1,449,000 were originated. The Bank also purchased a $1.5 million participation in a $3.5 million loan secured by a multi-tenant commercial office building. The Bank is in a first-out position on the participation.

The Bank generally obtains appraisals on properties securing commercial real estate loans. An appraisal may not be obtained where the loan to be originated is less than $250,000 and the loan to value is based on other information that is evaluated by the Bank’s Senior Vice President of Lending, Executive Vice President or President. The Bank generally will make commercial real estate loans for up to 80% of the cost, or the appraised value, of the property securing the loan.

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

Multi-Family Loans. At September 30, 2005, the Bank had five loans totaling $2.2 million, or 2.9% of total loans, secured by multi-family real estate (five or more dwelling units). The Bank currently offers multi-family real estate loans with adjustable rates, short-term fixed rates (10 years or less) or longer-term (with amortization schedules of up to 25 years) loans with balloon features. The adjustable-rate loans are generally tied to the one-year Treasury constant maturity index. During fiscal year 2005, the Bank originated two multi-family real estate loans totaling $1.1 million.

The Bank generally lends up to 80% of the appraised value of the property securing the loans. If deemed necessary, the Bank will obtain an environmental assessment from an independent engineering firm of any environmental risks that may be associated with a particular building or the site. In deciding to originate a multi-family loan, the Bank reviews the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. The Bank generally obtains the personal guarantee of the principals when originating multi-family real estate loans. Appraisals are performed on all multi-family loans that exceed $250,000.

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

Consumer Loans. The Bank is authorized to make loans for a variety of personal and consumer purposes. As of September 30, 2005, consumer loans totaled $6.8 million, or 9.0% of the total loan portfolio. Consumer loans consist primarily of home equity loans, home equity lines of credit, automobile loans and loans on deposits. The procedure for underwriting consumer loans includes an assessment of the applicant’s credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any. During fiscal year 2005, a total of 159 consumer loans in the aggregate amount of $4.1 million were originated.

Home equity loans are the largest component of consumer loans. Home equity lines of credit totaled $4.2 million, or 5.6% of total loans, as of September 30, 2005. Home equity lines of credit are revolving lines of credit, have adjustable rates of interest tied to prevailing prime interest rate and are generally for a period of five years. At September 30, 2005, home equity lines of credit were eligible to be funded up to $8.25 million. The Bank also offers single-advance, fixed-rate home equity loans with terms of up to 10 years. At September 30, 2005, single-advance, fixed-rate home equity loans totaled $1.25 million, or 1.7% of total loans. Home equity loans and home equity lines of credit are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. The Bank generally offers home equity loans and lines of credit up to $150,000 with a maximum loan to value ratio of 89% (including senior liens on the collateral property).

Automobile loans accounted for $509,000 of consumer loans, or 0.7% of total loans, at September 30, 2005. Automobile loans generally have terms that do not exceed five years and carry a fixed-rate of interest. Generally, automobile loans are made in amounts up to 80% of the purchase price on new vehicles, up to the NADA loan value or 80% of the NADA retail value on used vehicles. Collision and comprehensive insurance and vendor single-interest coverage are required on all automobile loans. Automobile loans are made directly to the car buyers, and the Bank does not participate in indirect automobile loan programs though car dealerships.

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

Commercial Business Loans. In addition to commercial real estate loans, the Bank also engages to a lesser extent in small commercial non-real estate lending, including business installment loans, lines of credit and other commercial loans. At September 30, 2005, commercial business loans totaled $1.3 million, or 1.7% of total loans. This included seven lines of credit totaling $1.1 million, which were eligible to be funded up to $2.1 million, at September 30, 2005. The lines of credit are typically to finance inventory or provide working capital and are generally the result of an existing lending relationship with the borrower, which typically involved real estate and, in some instances, cross-collateralized. The Bank has one line of credit that is secured by manufactured housing that is a participation purchased from another financial institution. The Bank also originates both secured and unsecured commercial business loans to businesses located in its primary lending area. Commercial business loans are originated as both fixed-rate loans and adjustable-rate loans set at a percentage above the prime rate. During fiscal year 2005, three commercial non-mortgage loans totaling $78,000 were originated.

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

Approval is dependent on the size and type of loan. Generally, residential loans (including construction loans) up to $400,000, unsecured consumer loans up to $10,000 and secured consumer loans up to $30,000 are approved by the Senior Vice President for Lending, although such loans may also be approved by the Executive Vice President or President. Consumer loans up to $10,000 (unsecured) and $30,000 (secured) may also be approved by the Vice President for Lending. Home equity loans and lines of credit up to $150,000 and secured consumer loans over $30,000 and up to $50,000 may be approved by two or more officers with lending authority. The loan committee (consisting of any four of the following: the Vice President and Senior Vice President of Lending, the

Executive Vice President, the President and all directors) must approve all unsecured consumer loans over $10,000 and up to $50,000, all unsecured commercial loans up to $50,000, home equity loans and lines of credit over $150,000 and up to $400,000, residential loans over $400,000 and up to $1 million, and all commercial real estate and non-real estate loans up to $1 million. The board of directors must approve all consumer loans and unsecured commercial loans over $50,000, home equity loans and lines of credit over $400,000 and all other loans over $1 million.

The Bank typically does not purchase loans, although it did purchase a participation in one nonresidential loan during the year ended September 30, 2005. At September 30, 2005, the Bank also has an outstanding $600,000 participation in a $1.1 million line of credit secured by manufactured homes and $70,000 in adjustable-rate, single-family real estate loans purchased from other lenders. For the year ended September 30, 2005, the Bank sold $1.75 million of conforming residential single-family loans under a program through FHLMC. The residential loans sold are fixed-rate residential loans with maturities of 10 to 30 years or loans with balloon features after five years. In the past, the Bank has also sold participations in other loans due to loans-to-one borrower limitations, but did not do so in the year ended September 30, 2005. The Bank generally sells loans on a servicing-retained basis. At September 30, 2005, the Bank had a total of $22.7 million of loans (in part or whole) that were serviced for others.

The following table shows loan origination, sales, purchase and repayment activities, on a consolidated basis, for the years indicated.

	Years Ended September 30,
	2005	2004
	(In Thousands)
Originations by type:
Single-family, 1-4 units	$6,915	$12,754
Multi-family, 5 or more units	1,099	508
Construction, land & land development	22,551	9,387
Commercial real estate loans	1,449	3,950
Consumer loans	4,148	6,426
Commercial non-real estate loans	78	1,641

Total loans originated	36,240	34,666
Purchases by type:
Commercial non-real estate loans	1,500	—

Total loans purchased	1,500	—
Sales and repayments:
Single-family, 1-4 units	1,752	1,226

Total loans sold	1,752	1,226
Principal repayments	28,772	24,682

Total reductions	30,524	25,908
Increase (decrease) in other items, net	1,890	(1,134)

Net increase (decrease)	$9,106	$7,624

Loan Commitments. The Bank issues commitments for real estate loans conditioned upon the occurrence of certain events. Such commitments are made in writing on specified terms and conditions and are honored for up to 45 days from approval, depending on the type of transaction. At September 30, 2005, the Bank had loan commitments (excluding the undisbursed portions of interim construction loans of $5.9 million) to originate one adjustable-rate and five fixed-rate real estate loans for portfolio of $200,000 and $454,000, respectively. There were also three commitments to originate consumer loans totaling $98,000 and no commitments to originate commercial non-real estate loans at September 30, 2005. Commitments on behalf of borrowers for unused lines of credit secured by multi-family property, commercial real estate and other collateral totaled $1.6 million and for unused home equity lines of credit totaled $4.0 million. For information regarding longer-term commitments for permanent financing in connection with our construction loans, see “Construction, Land and Land Development Loans.” Additionally, letters of credit are conditional commitments issued by the Bank to guarantee the performance of the borrower to a third party. At September 30, 2005, outstanding letters of credit amounted to $174,000.

Loan Fees. In addition to interest earned on loans, the Bank receives income from fees in connection with loan originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period depending upon the volume and type of loans made and competitive conditions. The Bank typically charges loan origination fees equal to 1% of the loan amount on non-owner-occupied residential loans, construction loans, commercial real estate and multi-family loans and commercial business loans. The Bank typically does not charge an origination fee in connection with single-family, owner-occupied real estate and consumer loans, but does charge documentation preparation fees. In accordance with applicable accounting standards, loan origination fees and discount points in excess of loan origination costs are deferred and recognized over the contractual remaining lives of the related loans using the interest method. Fees collected and costs on loans originated and sold to investors are included in the computation of the gain on sale of loans and recognized in the period in which the loan is originated and sold. The Bank recognized $65,000 of deferred loan fees during the year ended September 30, 2005, in connection with loan refinancings, payoffs, sales and ongoing amortization of outstanding loans.

Loans-to-One-Borrower. Federal savings banks are subject to the same loans-to-one-borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At September 30, 2005, the Bank’s general lending limit was $1.7 million.

Subject to regulatory approval, an institution may be permitted to grant loans-to-one borrower up to an amount equal to 30% of unimpaired capital and surplus if such loans were for the purpose of developing domestic residential housing units. Subject to certain conditions imposed in a notification letter dated November 8, 1994, the Office of Thrift Supervision has granted the Bank permission to use the higher lending limit. The primary conditions are that no loan shall be used to finance a single-family dwelling with a purchase price greater than $500,000 and all loans made under this exemption shall not exceed 150% of unimpaired capital and surplus. At September 30, 2005, the Bank did have two lending relationship in which the 30% exemption was applied. The lending relationships to the borrower by the Bank totaled $3.0 million and $1.8 million at September 30, 2005. From time-to-time, the Bank also sells participations in loans to the holding company. The holding company’s portion of the loans is not counted toward the Bank’s regulatory limitation. At September 30, 2005, the holding company had total loan participations of $1.9 million. The participations were in loans to borrowers that, if combined with other outstanding loans to the same borrower, would have otherwise exceeded the Bank’s regulatory limitation. At September 30, 2005, the Bank had 34 lending relationships in which the total amount outstanding exceeded $500,000. All of the loans under these large lending relationships were performing in accordance with their terms.

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

As of September 30, 2005, there were no loans on non-accrual status, no repossessed assets or property classified as real estate owned, and no other nonperforming assets or assets adversely classified. At September 30, 2004, there were two single-family real estate loans totaling $76,000 and one unsecured commercial loan in the amount of $30,000 on non-accrual status. The following table sets forth delinquencies in the loan portfolio as of the dates indicated:

	At September 30,
	2005				2004
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Single-family, 1-4 units	—	$—	—	$—	5	$243	2	$76
Multi-family, 5 or more units	—	—	—	—	—	—	—	—
Construction, land and land development	—	—	—	—	—	—	—	—
Commercial real estate loans	—	—	—	—	—	—	—	—
Consumer loans	—	—	—	—	2	16	—	—
Commercial non-real estate loans	—	—	—	—	—	—	1	30

Total	—	$—	—	$—	7	$259	3	$106

Delinquent loans to total loans		—%		—%		0.40%		0.17%

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

Years Ended September 30,
	2005	2004
(Dollars in Thousands)
Non-accruing loans:
Single-family, 1-4 units	$—	$76
Multi-family, 5 or more units	—	—
Construction, land and land development	—	—
Commercial real estate loans	—	—
Consumer loans	—	—
Commercial non-real estate loans	—	30

Total	—	106
Accruing loans delinquent more than 90 days:
Single-family, 1-4 units	—	—
Multi-family, 5 or more units	—	—
Construction, land & land development	—	—
Commercial real estate loans	—	—
Consumer loans	—	—
Commercial non-real estate loans	—	—

Total	—	—
Foreclosed asets:
Single-family, 1-4 units	—	—
Multi-family, 5 or more units	—	—
Construction, land & land development	—	—
Commercial real estate loans	—	—
Consumer loans	—	—
Commercial non-real estate loans	—	—

Total	—	—
Total non-performing assets	$—	$106

Total as a percentage of total assets	—%	0.12%

For the year ended September 30, 2005, there was no interest income that would have been otherwise recorded since there were no loans on non-accrual status. See also Note 3 of “Notes to Consolidated Financial Statements” for additional information.

Other Loans of Concern. At September 30, 2005, the Bank had two single-family real estate loans with an aggregate balance of $88,000 and one unsecured consumer loans with an aggregate balance of $2,000, with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

Real Estate Owned. Real estate owned consists of property acquired through formal foreclosure or by deed in lieu of foreclosure, and is recorded at the lower of recorded investment or fair value. Write-downs from recorded investment to fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of recorded investment or fair value, less estimated selling expenses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At September 30, 2005, the Bank had no property that was classified as real estate owned.

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

The board of directors reviews and makes the final determination (based on management recommendations) on classified assets on at least a quarterly basis. In addition, the Senior Vice President for Lending also prepares a monthly summary of assets that are monitored by management. On the basis of management’s review of the asset portfolio at September 30, 2005, the Bank had no assets classified as substandard, doubtful or loss. The Bank had a total amount of $90,000 designated as special mention. Special mention assets consisted of two single-family real estate loans totaling $88,000 and one consumer loan totaling $2,000. There was no allowance for losses specifically on assets classified as special mention.

Allowance for Loan Losses. The Company has established a systematic methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and considers all loans in the portfolio. Specific allowances are established for certain individual loans that management considers to be impaired. The remainder of the portfolio is segmented into groups of loans with similar risk characteristics for evaluation and analysis. In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions, and in the case of a secured loan, the quality of the security of the loan. The Company increases its allowance for loan losses by charging provisions for loan losses against its income. Management’s periodic evaluation of the allowance is consistently applied and is based on its estimate of losses, which are probable and can be reasonably estimated. Factors which affect the level of the allowance include past loan loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions, and other relevant internal and external factors that affect loan collectibility.

At September 30, 2005, the Company had an allowance for loan losses of $360,000. Management believes that all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate have been recorded as of each balance sheet date. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly adversely affected if circumstances differ substantially from the assumptions used in making the determinations. The following table sets forth information regarding allowance for loan losses and other ratios at or for the dates indicated.

	Years Ended September 30,
	2005	2004
	(Dollars in Thousands)
Balance at beginning of the year	$300	$249
Charge-offs:
Single-family, 1-4 units	—	—
Multi-family, 5 or more units	—	—
Construction, land and land development	—	—
Commercial real estate loans	—	—
Consumer loans	—	6
Commercial non-real estate loans	—	—

Total	—	6
Recoveries:
Single-family, 1-4 units	—	—
Multi-family, 5 or more units	—	—
Construction, land & land development	—	1
Commercial real estate loans	—	—
Consumer loans	—	1
Commercial non-real estate loans	—	—

Total	—	2
Net charge-offs	—	4
Additions charged to operations	60	55

Balance at end of year	$360	$300

Ratio of net charge-off during the year to average loans outstanding during the year	—%	0.01%

Ratio of net charge-off during the year to average non-performing assets during the year	—%	12.4%

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

	At September 30,
	2005			2004
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Single-family, 1-4 units	$33	$32,813	43.7%	$34	$34,446	53.9%
Multi-family, 5 or more units	22	2,167	2.9	11	1,113	1.8
Construction, land and land development	109	22,273	29.7	79	12,378	19.3
Commercial real estate loans	108	9,780	13.0	77	7,971	12.4
Consumer loans	18	6,784	9.0	69	6,681	10.4
Commercial non-real estate loans	23	1,302	1.7	30	1,426	2.2
Unallocated	47			—

Total	$360	$75,119	100.0%	$300	$64,015	100.0%

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

Investment Activities

General. The Bank is permitted under federal law to invest in various types of liquid assets, including United States government obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB of Des Moines, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Within certain regulatory limits, the Bank may also invest a portion of its assets in commercial paper and corporate debt securities. The Bank is also required to maintain an investment in FHLB stock. The Company generally does not engage in any investment activities outside the activities of the Bank.

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

The following table sets forth the composition of the securities portfolio and other interest-earning assets at the dates indicated.

	At September 30,
	2005		2004
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in Thousands)
Securities held to maturity (1)	$—	—%	$—	—%
Securities available for sale: (2)
U.S. government securities	—	—	—	—
Federal agency obligations	2,945	60.9	2,991	64.6
SBA-backed securities	111	2.3	155	3.4
Equity securities (3)	977	20.2	989	21.4

Subtotal	4,033	83.4	4,135	89.4
FHLB stock	805	16.6	492	10.6

Total securities and FHLB stock	$4,838	100.0%	$4,627	100.0%

Average remaining life of securities	1.68 years		2.61 years
Other interest-earning assets:
Interest-bearing deposits with banks	$131	10.6%	$80	12.1%
Federal funds sold	1,104	89.4	582	87.9

Total	$1,235	100.0%	$662	100.0%

(1)	Securities classified as held to maturity are reported at amortized cost.

(2)	Securities classified as available for sale are reported at fair value.

(3)	Represents an investment in a mutual fund.

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

At September 30, 2005, mortgage-backed securities totaled $9.8 million, which represented 10.3% of total assets at that date. At September 30, 2005, all of the Bank’s mortgage-backed securities were classified as available-for-sale. At that date, $8.6 million, or 87.8% of the Bank’s mortgage-backed securities, had adjustable rates of interest.

Mortgage-backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements, which offer nominal credit risk to the security holder. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

The following table sets forth the composition of mortgage-backed securities at the dates indicated.

	At September 30,
	2005		2004
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
	(Dollars in Thousands)
Mortgage-backed securities available for sale: (1)
GNMA	$3,416	35.0%	$4,936	35.4%
FNMA	4,119	42.2	6,130	44.0
FHLMC	2,227	22.8	2,875	20.6

Total	$9,762	100.0%	$13,941	100.0%

(1)	Mortgage-backed securities classified as available for sale are reported at fair value.

Carrying Values, Yields and Maturities. The composition and maturities of securities and mortgage-backed securities portfolio, excluding FHLB stock, are indicated in the following table.

	At September 30, 2005
	Less Than 1 Year	1 to 5 Years	5 to 10 Years	Over 10 Years	Total Investment Securities
	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Amortized Cost	Market Value
	(Dollars In Thousands)
Federal agency securities	$500	$2,498	$—	$112	$3,110	$3,056
Equity securities	1,000	—	—	—	1,000	977
Mortgage-backed securities	—	1,205	—	8,672	9,877	9,762

Total	$1,500	$3,703	$—	$8,784	$13,987	$13,795

Weighted-average rate (1)	3.24%	3.33%	—%	3.55%	3.46%	3.46%

(1)	The weighted average-average rate is based on the coupon rate at the balance sheet date. Actual yield is expected to be lower and is directly affected by prepayments and related premium amortization.

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

The following table sets forth deposit flows, on a consolidated basis, during the years indicated.

	Years Ended September 30,
	2005	2004
	(In Thousands)
Net deposits (withdrawals)	$(1,341)	$318
Interest credited on deposit accounts	1,041	792

Total increase (decrease) in deposit accounts	$(300)	$1,110

The following table sets forth the distribution of the average deposit accounts for the years indicated and the weighted average interest rates on each category of deposits presented. Averages for the years presented are consolidated.

	Years Ended September 30,
	2005			2004
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
NOW accounts	$8,503	13.1%	0.34%	$8,538	13.3%	0.25%
Savings accounts	5,833	9.0	0.40	5,921	9.2	0.29
Money market accounts	14,177	21.8	1.87	14,299	22.3	0.95
Non-interest-bearing demand accounts	4,416	6.8	—	3,379	5.3	—

Total transaction deposit accounts	32,929	50.7	0.96	32,137	50.1	0.54
Certificate of deposit accounts	32,020	49.3	2.51	31,994	49.9	2.11

Total average deposits	$64,949	100.0%	1.73%	$64,131	100.0%	1.32%

At September 30, 2005, the Bank had $12.0 million in deposit accounts of $100,000 or more, of which $7.7 million are certificates of deposit. The scheduled maturities of certificates of deposits of $100,000 or more are as follows:

	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Three months or less	$734	2.63%
Over three months through six months	2,021	3.38
Over six months through 12 months	2,311	3.37
Over 12 months	2,610	3.59

Total	$7,676	3.38%

The following table presents, by rate category, certificate of deposit accounts as of the dates indicated.

	At September 30,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Certificate of deposit rates:
0.79% - 1.00%	$—	—%	$2,714	8.3%
1.01% - 2.00%	2,511	7.5	18,204	55.9
2.01% - 3.00%	9,418	28.2	5,758	17.7
3.01% - 4.00%	17,888	53.6	3,903	12.0
4.01% - 5.00%	3,332	10.0	780	2.4
5.01% - 6.00%	113	0.4	333	1.0
6.01% - 7.00%	105	0.3	882	2.7

Total	$33,367	100.0%	$32,574	100.0%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of September 30, 2005.

	Maturity Date
	1 Year or Less	Over 1 to 2 Years	Over 2 to 3 Years	Over 3 Years	Total
	(In Thousands)
Certificate of deposit rates:
1.01% - 2.00%	$2,407	$105	$—	$—	$2,512
2.01% - 3.00%	7,381	1,049	295	692	9,417
3.01% - 4.00%	10,787	3,519	1,066	2,516	17,888
4.01% - 5.00%	837	1,129	387	980	3,333
5.01% - 6.00%	112	—	—	—	112
6.01% - 7.00%	105	—	—	—	105

Total	$21,629	$5,802	$1,748	$4,188	$33,367

Borrowings. The Bank may obtain advances from the FHLB of Des Moines upon the security of the common stock it owns in the FHLB and its qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. FHLB advances are a significant part of the Bank’s operating strategy. In addition to supplementing cash flow needs, FHLB advances are utilized to lengthen maturities of liabilities and match against long-term fixed-rate loans. As of September 30, 2005, the Bank had FHLB advances in the amount $14.4 million, which represented 17.8% of total liabilities. As a member of the FHLB, the Bank can currently borrow up to 35% of its assets or approximately $33.2 million, as of September 30, 2005, from the FHLB.

The following table sets forth certain information regarding FHLB advances for the periods indicated. The Company had no other material borrowings at the dates indicated.

	Years Ended September 30,
	2005	2004
	(Dollars in Thousands)
FHLB Advances:
Maximum month-end balance	$14,898	$8,206
Balance at end of year	14,378	8,206
Average balance	12,867	6,249
Weighted average interest rate at end of year	3.53%	2.82%
Weighted average interest rate during year	3.34%	2.83%

Employees

All employees of the Company are employed by the subsidiary bank. As of September 30, 2005, the Bank had 31 full-time employees and 5 part-time employees. The Bank plans to add up to 5 new employees with the anticipation of the new banking facility. The employees are not represented by any collective bargaining group. It is management’s belief that relations with employees are good.

Service Corporation Activities

As a federally chartered savings bank, the Bank is permitted by Office of Thrift Supervision regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations if the additional funds are used for inner-city or community development purposes, and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, the Bank may invest an unlimited amount in operating subsidiaries engaged solely in activities in which the Bank may engage as a federal savings bank. At September 30, 2005, the Bank had no subsidiaries.

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

At September 30, 2005, the Bank’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings institution generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2005, the Bank was in compliance with the loans-to-one borrower limitations.

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

A savings institution that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. The Bank exceeded the Qualified Thrift Lender Test for all 12 months of the fiscal year ended September 30, 2005. For the three months ended September 30, 2005, the Bank maintained an average of 92.9% of its portfolio assets in qualified thrift investments.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings institution, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings institution must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the association’s retained net income for the preceding two years;

•	the institution would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the institution is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings institution that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the institution would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

At September 30, 2005, the Bank met the criteria for being considered “well-capitalized.”

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

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB System provides a central credit facility primarily for member institutions. As a member of the FHLB of Des Moines, the Bank is required to acquire and hold shares of capital stock in the FHLB. Effective July 1, 2003, the FHLB Des Moines instituted a new capital structure which requires a member to have a minimum investment in stock based on a percentage of assets (membership stock requirement) plus a risk-based percentage of its activity with the FHLB (activity-based stock requirement). The membership stock requirement is currently equal to 0.12% of each member’s total assets as of the preceding December 31st with a stock cap of $10 million and a stock floor of $10,000. The activity-based stock requirement is based on various risk-based percentages of the member’s activity with the FHLB, for example a member must currently hold stock equal to 4.45% of outstanding advances. As of September 30, 2005, the Bank was in compliance with capital requirements.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At September 30, 2005, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: internal policies, procedures, and controls; specific designation of an anti-money laundering compliance officer; ongoing employee training programs; and an independent audit function to test the anti-money laundering program.

•	Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•	Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

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

At September 30, 2005, the Bank’s total federal pre-1988 base year reserve was approximately $1.2 million. However, under current law, pre-1988 base year reserves remain subject to recapture should the Bank make certain non-dividend distributions, repurchase of any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At September 30, 2005, the Bank had no net operating loss carryforwards for federal income tax purposes.

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

At September 30, 2005, the Company and the Bank conducted business from their main office at 1178 West Kansas, Liberty, Missouri, and three full service branch offices. In addition, a fourth full service branch office is under construction. The following table sets forth information about the Bank’s offices as of September 30, 2005.

Location	Net Book Value of Property or Leasehold Improvements	Leased or Owned	Original Year Acquired or Built
	(Dollars in Thousands)
Main office:
1178 W. Kansas Liberty, MO 64068	$3,327	Owned	2000
Branch offices:
303 S. Jefferson Kearney, MO 64060	184	Owned	1974
1101 S. 169 Highway Smithville, MO 64089	206	Owned	1979
134 N. Water Liberty, MO 64068	245	Owned	1961
8140 N. Brighton Kansas City, MO 64119	902	Owned	Under Construction

Total Net Book Value of Property or Leasehold Improvements	$4,864

For information regarding the Company’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

The Company is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its business. At September 30, 2005, the Company was not involved in any material legal proceedings, the outcome of which would be material to the Company’s financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year covered by this report.

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters

The “Common Stock Prices and Dividends” section of the Company’s 2005 Annual Report to Stockholders is incorporated herein by reference.

Information regarding securities authorized for issuance under equity compensation plans included in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) is incorporated herein by reference.

The Company repurchased 4,587 shares of common stock during the three months ended September 30, 2005. This was under the plan to repurchase up to 50,000 shares, or approximately 5.2%, of the Company’s outstanding common stock. The plan was previously announced on January 31, 2005. The shares were repurchased as follows (average price paid per share is after commissions paid):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2005 to September 30, 2005	4,587	$15.06	50,000	—

ITEM 6.	Management’s Discussion and Analysis or Plan of Operation

The “Management’s Discussion and Analysis or Plan of Operation” section of the Company’s 2005 Annual Report to Stockholders is incorporated herein by reference. For off-balance sheet arrangements, see Note 15 of the “Notes to Consolidated Financial Statements” within the Annual Report.

ITEM 7.	Financial Statements

The consolidated financial statements included in the Company’s 2005 Annual Report to Stockholders are incorporated herein by reference.

ITEM 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change in independent accountants in fiscal year 2005 and there are no disagreements with accountants with regard to accounting or financial disclosures.

ITEM 8A.	Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	Other Information

There is no other information required to be disclosed that occurred during the fourth quarter that has not been previously reported.

On August 2, 2005, the Company filed a Current Report on Form 8-K regarding its earnings for the fiscal quarter ended June 30, 2005.

On August 17, 2005, the Company filed a Current Report on Form 8-K regarding the amendment of the terms of the Company’s 2004 Stock Option Plan. The amendment accelerated the ability to exercise unvested options.

PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The “Proposal I—Election of Directors” section of the Company’s for the 2006 Proxy Statement is incorporated herein by reference.

The Company has adopted a written Internal Code of Ethics, which applies to all of the Company’s officers, directors and employees and a Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the Code of Ethics was filed as Exhibit 14 to Company’s Form 10-KSB for September 30, 2003. The Code of Ethics is also available on the Company’s website at http://www.claycountysavings.com.

ITEM 10.	Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2006 Proxy Statement is incorporated herein by reference.

The information contained under the sections captioned “Executive Compensation”, “Compensation of Directors” and “Benefit Plans” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The “Proposal I—Election of Directors” section of the Company’s 2006 Proxy Statement is incorporated herein by reference.

Information concerning security ownership of certain beneficial owners and management in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 12.	Certain Relationships and Related Transactions

The “Transactions with Certain Related Persons” section of the Company’s 2006 Proxy Statement is incorporated herein by reference.

ITEM 13.	Exhibits

(a)	Financial Statements

	(A)	Report of Independent Auditors

	(B)	Consolidated Balance Sheets

	(C)	Consolidated Statements of Operations

	(D)	Consolidated Statements of Stockholders’ Equity

	(E)	Consolidated Statements of Cash Flows

	(F)	Notes to Consolidated Financial Statements

(b)	Exhibits

	3.1	Certificate of Incorporation of CCSB Financial Corp.*

	3.2	Bylaws of CCSB Financial Corp.*

	4	Form of Common Stock Certificate of CCSB Financial Corp.*

	10.1	Clay County Savings Bank Employment Agreement with John R. Davis*

	10.2	Clay County Savings Bank Employment Agreement with Mario Usera*

	10.3	Clay County Savings Bank Change-in-Control Agreement*

	10.4	Employee Stock Ownership Plan*

	10.5	Clay County Savings Bank 401(k) Plan*

	10.5(b)	Amended Adoption Agreement for the Clay County Savings Bank 401(k) Plan*

	10.6	CCSB Financial Corp. 2004 Stock Option Plan**

	10.7	CCSB Financial Corp. 2004 Recognition and Retention Plan**

	13	Annual Report to Stockholders

	14	Code of Ethics **

	15	Subsidiaries of Registrant *

	23	Consent of BKD, LLP

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form SB-2 of CCSB Financial Corp. (file no. 333-99811), originally filed with the Securities and Exchange Commission (“SEC”) on September 19, 2002.

**	Incorporated by reference to the Form 10-KSB of CCSB Financial Corp. for the fiscal year ended September 30, 2003 (file no. 000-50143) filed with the SEC on December 23, 2003.

ITEM 14.	Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants in the 2005 Proxy Statement is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCSB FINANCIAL CORP.

Date: December 27, 2005	By:	/s/ JOHN R. DAVIS
John R. Davis
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN R. DAVIS John R. Davis	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	December 27, 2005

/s/ MARIO USERA Mario Usera	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 27, 2005

/s/ DEBORAH A. JONES Deborah A. Jones	Senior Vice President, Secretary and Treasurer	December 27, 2005

/s/ JOHN R. COOPER John R. Cooper	Director	December 27, 2005

/s/ GEORGE A. MCKINLEY George A. McKinley	Director	December 27, 2005

/s/ KEITH A. OBERKROM Keith A. Oberkrom	Director	December 27, 2005

/s/ WILLIAM J. TURPIN William J. Turpin	Director	December 27, 2005

/s/ ROBERT A. WHIPPLE Robert A. Whipple	Director	December 27, 2005