Form 10QSB
period 2005-12-31
CCSB FINANCIAL CORP
filed 2006-02-02
CIK 1189356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

(1) YES  ☒    NO  ☐

(2) YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding February 2, 2006
Common Stock, par value $.01 per share	916,945

Transitional Small Business Disclosure Format. YES  ☐    NO  ☒

CCSB FINANCIAL CORP.

FORM 10-QSB

CCSB FINANCIAL CORP.

PART I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and September 30, 2005

	December 31, 2005	September 30, 2005
	(Unaudited)
ASSETS:
Cash and due from banks	$2,194,132	$2,142,738
Interest-bearing deposits in banks	51,349	130,573
Federal funds sold	3,008,000	1,104,000

Total cash and cash equivalents	5,253,481	3,377,311
Available-for-sale securities	13,318,943	13,795,123
Federal Home Loan Bank stock	782,200	805,300
Loans, net of allowance for loan losses of $363,750 and $360,000 at December 31, 2005, and September 30, 2005, respectively	65,598,332	68,726,456
Loans held for sale	225,000	—
Premises and equipment, net	5,161,595	4,863,844
Accrued interest receivable	321,774	322,536
Bank owned life insurance - cash surrender value	2,664,785	2,639,065
Other assets	397,223	365,817

TOTAL ASSETS	$93,723,333	$94,895,452

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits:
Demand	$4,440,006	$4,830,822
Savings, NOW and money market	27,424,033	26,837,091
Time deposits	34,162,607	33,367,005

Total deposits	66,026,646	65,034,918
Federal Home Loan Bank advances	13,357,957	14,377,917
Advances from borrowers for taxes and insurance	85,459	660,600
Interest payable and other liabilities	239,419	861,329
Accrued income taxes	22,779	12,056

TOTAL LIABILITIES	79,732,260	80,946,820

Commitments and contingencies:
Preferred stock, $0.01 par value; 500,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 2,500,000 shares authorized; 978,650 shares issued	9,787	9,787
Additional paid-in capital	9,222,371	9,219,480
Treasury stock, at cost, of 61,705 shares at December 31, 2005, and September 30, 2005	(904,745)	(900,040)
Unearned ESOP shares	(588,736)	(604,440)
Unearned RRP shares	(351,704)	(385,113)
Retained earnings - substantially restricted	6,757,681	6,735,817
Accumulated other comprehensive loss	(153,581)	(126,859)

TOTAL STOCKHOLDERS’ EQUITY	13,991,073	13,948,632

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,723,333	$94,895,452

See notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended December 31, 2005 and 2004 (Unaudited)

	Three Months Ended December 31,
	2005	2004
INTEREST AND DIVIDEND INCOME:
Loans	$1,057,070	$886,295
Investment and mortgage-backed securities	114,632	130,924
FHLB stock	5,938	3,704
Other interest-earning assets	27,958	1,637

TOTAL INTEREST AND DIVIDEND INCOME	1,205,598	1,022,560

INTEREST EXPENSE:
Deposits	393,463	238,529
Borrowings	129,892	66,692

TOTAL INTEREST EXPENSE	523,355	305,221

NET INTEREST INCOME	682,243	717,339
Provision for loan losses	3,750	15,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	678,493	702,339

NONINTEREST INCOME:
Charges and other fees on loans	26,128	25,835
Charges and other fees on deposit accounts	67,973	53,875
Amortization of mortgage servicing rights	(12,030)	(19,560)
Net gain on the sale of loans	3,262	7,741
Increase in cash surrender value of bank owned life insurance	25,720	26,829
Other	10,954	7,025

TOTAL NONINTEREST INCOME	122,007	101,745

NONINTEREST EXPENSE:
Compensation and benefits	450,029	443,182
Occupancy and equipment	109,301	118,197
Data processing	50,700	43,794
SAIF deposit insurance premium	2,195	2,392
Audit, legal and other professional services	39,642	30,972
Advertising	24,803	14,620
Correspondent banking charges	12,663	11,721
Other	89,935	95,094

TOTAL NONINTEREST EXPENSE	779,268	759,972

INCOME BEFORE INCOME TAXES	21,232	44,112
PROVISION (CREDIT) FOR INCOME TAXES	(632)	6,568

NET INCOME	$21,864	$37,544

BASIC AND DILUTED EARNINGS PER SHARE	$0.03	$0.04

See notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended December 31, 2005 and 2004 (Unaudited)

	Three Months Ended December 31
	2005	2004
Net income	$21,864	$37,544
Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net	(28,721)	33,842

Comprehensive income (loss)	$(6,857)	$71,386

See notes to consolidated financial statements.

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2005 and 2004 (Unaudited)

	Three Months Ended December 31,
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	21,864	$37,544
Items not requiring (providing) cash:
Depreciation and amortization	40,974	58,384
Provision for loan losses	3,750	15,000
Amortization of premiums and discounts on securities	25,280	17,633
Amortization of mortgage-servicing rights	12,030	19,560
Compensation related to incentive plans	24,438	31,942
Compensation related to ESOP	22,861	23,659
Deferred income taxes	(9,550)	(12,052)
Deferred loan fees, net	(27,092)	(10,582)
Originations of mortgage loans held for sale	(469,900)	(385,500)
Proceeds from the sale of mortgage loans	248,162	500,241
Net gain on sale of loans	(3,262)	(7,741)
Changes in:
Accrued interest receivable	762	(37,302)
Cash surrender value of bank owned life insurance	(25,720)	(26,829)
Other assets	(20,123)	(5,474)
Accrued income taxes	10,723	21,139
Interest payable and other liabilities	(621,911)	(280,489)

NET CASH USED FOR OPERATING ACTIVITIES	(766,714)	(40,867)

CASH FLOW FROM INVESTING ACTIVITIES:
Repayment of principal on mortgage-backed securities	909,296	1,002,283
Purchase of available-for-sale securities	(500,000)	—
Principal collections on available-for-sale securities	1,119	29,692
Purchase (redemption) of FHLB stock, net	23,100	(270,300)
Net change in loans	3,151,466	(4,640,545)
Purchase of premises and equipment	(338,725)	(755,468)

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	3,246,256	(4,634,338)

		(Continued )

CCSB FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2005 and 2004 (Unaudited)

(Continued)

	Three Months Ended December 31,
	2005	2004
CASH FLOW FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$991,729	$(1,715,525)
Proceeds from Federal Home Loan Bank fixed-maturity advances	—	5,250,000
Repayments of Federal Home Loan Bank fixed-maturity advances	(1,019,960)	(519,114)
Proceeds from federal funds purchased	—	6,312,000
Repayments of federal funds purchased	—	(4,937,000)
Net decrease in advances from borrowers for taxes and insurance	(575,141)	(545,248)

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(603,372)	3,845,113

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,876,170	(830,092)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,377,311	3,611,668

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,253,481	$2,781,576

Supplemental cash flow information:
Interest paid	$508,443	$302,901
Income tax paid (net of refunds)	$2,381	$504

See notes to consolidated financial statements.

CCSB FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of CCSB Financial Corp. (Company) and its wholly owned subsidiary, Clay County Savings Bank (Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated balance sheet of the Company, as of September 30, 2005, has been derived from the audited consolidated balance sheet for the Company as of that date. Operating results for the three-month period ended December 31, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year. These financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 2005, contained in the Company’s Form 10-KSB for the year ended September 30, 2005.

Note 2 – Earnings Per Share

Basic and diluted earnings per share are based upon the weighted-average shares outstanding. The options to purchase shares are not included in the computation of diluted earnings per share, since the exercise price was greater than the average market price of the common stock in each reporting period. ESOP shares that have been committed to be released are considered outstanding. Following is a summary of basic and diluted earnings per common share for the three months ended December 31, 2005 and 2004:

	Three Months Ended December 31,
	2005	2004
Net income	$21,864	$37,544

Weighted-average shares - Basic EPS	856,501	899,975
Stock options - treasury stock method	—	—

Weighted-average shares - Diluted EPS	856,501	899,975

Basic and diluted earnings per common share	$0.03	$0.04

Note 3 – Stock Option Plans

At December 31, 2005, the Bank has a stock-based employee compensation plan, which is described more fully in Note 4. The Bank accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Bank had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended December 31,
	2005	2004
Net income, as reported	$21,864	$37,544
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for stock options, net of related tax effects	(29,763)	(23,222)

Pro forma net income (loss)	$(7,899)	$14,322

Earnings (loss) per share:
Basic and diluted - as reported	$0.03	$0.04

Basic and diluted - pro forma	$(0.01)	$0.02

Note 4 – Benefit Plans

Employee Stock Ownership Plan (ESOP)

As part of the conversion to stock in 2003, the Company established an ESOP covering substantially all employees of the Company. The ESOP acquired 78,292 shares of Company common stock at $10 per share in the conversion with funds provided by a loan from the Company. Accordingly, $782,920 of common stock acquired by the ESOP was shown as a reduction of stockholders’ equity. The Company accounts for the ESOP in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. The difference between the market price and the cost of shares committed to be released is recorded as an adjustment to additional paid-in capital. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are reflected as a reduction of debt. Shares are considered outstanding for earnings per share calculations when they are committed to be released; unallocated shares are not considered outstanding. ESOP compensation expense for the three months ended December 31, 2005, was $23,000 compared to $24,000 for the three months ended December 31, 2004.

Recognition and Retention Plan (RRP)

The Company adopted, with stockholders’ approval, the RRP on January 15, 2004. The RRP provides for the granting of shares of common stock to the eligible directors, officers and employees. The RRP was approved for 39,146 shares of common stock of the Company. As of December 31, 2005, the RRP has granted 38,295 shares to existing directors, officers and employees with 851 shares available for future grants. The awards vest at the rate of 20% per year over a five-year period, with the first 20% vesting on December 1, 2004, with the exception of awards of less than 100 shares. Awards of less than 100 shares became 100% vested on December 1, 2004.

The vesting of the granted shares can be accelerated based on certain plan provisions. Directors, officers, and employees granted shares retain voting rights and, if dividends are paid, dividends during the vesting period. The RRP will continue in effect for 10 years unless otherwise terminated. The Company’s stock price was $15.95 on the RRP approval date. Treasury stock has been used for the award of RRP shares. RRP expense for the three months ended December 31, 2005 and 2004, was $29,000 and $35,000, respectively.

Stock Option Plan

On January 15, 2004, the Company’s stockholders voted to approve a Stock Option Plan, providing for the awards in the form of stock options, reload options, dividend equivalent rights and/or limited stock appreciation rights to officers and employees of the Company and the Bank. The Stock Option Plan authorizes the granting of options to purchase up to 97,865 shares of common stock. On January 21, 2004, the Company awarded 92,500 shares under the Stock Option Plan to directors, officers and employees. Under the terms of the initial awards, the awards vest at the rate of 20% per year over a five-year period beginning December 1, 2004, and the maximum term is 10 years. All such options were granted with an exercise price of $15.95 per share, the fair market value of the Company’s stock on the date of the grant.

On August 17, 2005, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved an amendment to the terms of unvested options to purchase approximately 73,200 shares of common stock granted under the Company’s 2004 Stock Option Plan. The amendment accelerates the ability to exercise such options. Under the revised vesting schedule, for each individual awarded stock options, all non-qualified options vested on December 1, 2005, and incentive options to purchase up to 6,269 shares of common stock will become vested each year beginning on December 1, 2005, until such time as all incentive options have vested. The revised vesting schedule caps the amount of incentive stock options to be vested in any given year to the amount permitted under the rules of the Internal Revenue Service. Based on the new vesting schedule, 51% (covering 47,036 shares) of all options awarded vested on December 1, 2005 and 17% (covering 16,000 shares) will vest on December 1, 2006, 10% (covering 9,411 shares) will vest on December 1, 2007, and 1% (covering 753 shares) will vest on December 1, 2008.

At December 31, 2005 and 2004, there were outstanding options to purchase 91,500 and 92,500 shares of common stock, respectively. All options have an exercise term of 10 years from the date of grant, which is January 10, 2014. As of December 31, 2005, options to purchase 65,336 shares were available to be exercised. Options to purchase 200 shares expired during the quarter ended December 31, 2005, as a result of an employee’s termination of employment. As of December 31, 2004, there were options to purchase 18,500 available to be exercised and no options had expired. The fair value of options granted is estimated on the date of grant using the Black-Scholes model.

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

Critical Accounting Policies

Generally accepted accounting principles are complex and require management to apply significant judgments to various accounting, reporting and disclosure matters. Management of the Company must use assumptions and estimates to apply these principles where actual measurement is not possible or practical. For a complete discussion of the Company’s significant accounting policies, see “Notes to the Consolidated Financial Statements” in the Company’s 2005 Annual Report. Certain policies are considered critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such estimates may have a significant impact on the financial statements. Management has reviewed the application of these policies with the Audit Committee of the Company’s Board of Directors. For a discussion of applying critical accounting policies, see “Critical Accounting Policies” beginning on page 5 in the Company’s 2005 Annual Report.

In addition to the above, in December 2004, the Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement 123R), which addresses the accounting for employee stock options. Statement 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. On April 14, 2005, the SEC amended the compliance date for Statement 123R. The new rules make Statement 123R effective at the beginning of the fiscal year that begins after December 15, 2005, for public entities that file as small business issuers. The Company does not anticipate adopting Statement 123R until as required by the SEC, which would not make Statement 123R effective until October 1, 2006. The impact of this statement has not been fully determined at this time.

Changes in Financial Condition

Total assets decreased $1.2 million, or 1.3%, to $93.7 million at December 31, 2005, from $94.9 million at September 30, 2005, as excess liquidity was utilized to pay off maturing Federal Home Loan Bank (FHLB) advances and to fund the payment of real estate taxes from advances from borrowers for taxes and insurance. The increase in liquidity resulted from an increase in deposits, the decrease in net loan receivables and the repayment of principal on mortgage-backed securities (MBS).

Net loans decreased $3.1 million, or 4.6%, during the three months ended December 31, 2005, from $68.7 million at September 30, 2005, to $65.6 million at December 31, 2005. A substantial portion of the decrease was the result of the payoff of three loans. Two of the loans, totaling $1.7 million, were to the same borrower and were secured by an undeveloped commercial tract of land held for future development. The borrower refinanced the loan with another local financial institution. The third loan was a $670,000 construction loan for a personal residence, in which the borrower obtained end-loan financing from another lender. Overall, construction, land and land development loans (net of loans in process) decreased $3.5 million during the three months ended December 31, 2005, to $12.8 million, 19.5% of net loans receivable, as new construction loan activity is typically slower during this time of the year.

Available-for-sale securities (including mortgage-backed securities) decreased $476,000, or 3.5%, from $13.8 million at September 30, 2005, to $13.3 million at December 31, 2005. The decrease was due primarily to the repayment of principal on MBS.

Deposits increased $1 million, or 1.5%, from $65.0 million at September 30, 2005, to $66.0 million at December 31, 2005. The increase was primarily in time deposits and money market deposit accounts. FHLB advances decreased $1.0 million, or 7.1%, from $14.4 million at September 30, 2005, to $13.4 million at December 31, 2005, as maturing fixed-rate advances were not renewed. Advances from borrowers for taxes and insurance decreased from $661,000 at September 30, 2005, to $85,000 at December 31, 2005.

Stockholders’ equity increased $42,000 from $13,949,000 at September 30, 2005, to $13,991,000 at December 31, 2005, due to the retention of earnings and the amortization of the ESOP and RRP. This was partially offset by an increase in the unrealized loss on securities available-for-sale. Stockholders’ equity increased to $15.26 per share at December 31, 2005, from $15.21 per share at December 31, 2005. Tangible book value per share, excluding the unrealized loss on securities available-for-sale, increased to $15.43 per share at December 31, 2005, from $15.35 per share at September 30, 2005.

Results of Operations – Comparison of the Three-Month Period Ended December 31, 2005 and 2004

The Company had earnings of $22,000 for the three months ended December 31, 2005, compared to $38,000 for the three months ended December 31, 2004. The decrease is attributed to the decrease in net interest income resulting from the tightening of the spread between the yield on interest-earning assets and the cost of interest-bearing liabilities and an increase in non-earning assets. Noninterest income increased primarily due to charges and fees on deposit accounts, which was sufficient to offset the increase in noninterest expense. Management anticipates noninterest expense to increase with the opening of a new branch facility, which is anticipated late in the second quarter of fiscal year 2006.

Net Interest Income. Net interest income decreased $35,000, or 4.9%, for the three months ended December 31, 2005, compared to the three months ended December 31, 2004. The decrease in net interest income can be attributed to a number of factors, including:

•	The overall increase in market interest rates had a greater impact on interest-bearing liabilities than interest-earning assets by;

•	The flattening of the yield curve tightened spreads and has had an impact on the performance of the investment portfolio and the attainable margin on loans; and

•	There was a decrease in net earning assets due to the acquisition of land and construction costs related to the future branch site.

The spread between average interest-earning assets and average interest-bearing liabilities decreased from 3.35% for the three months ended December 31, 2004, to 2.98% for the three months ended December 31, 2005. While the yield on interest-earning assets increased 63 basis points from 4.96% for the three months ended December 31, 2004, to 5.59% for the three months ended December 31, 2005; the cost of interest-bearing liabilities increased 100 basis points from 1.61% for the three months ended December 31, 2004, to 2.61% for the three months ended December 31, 2005. During this period, net earning assets also decreased $704,000, which is primarily attributed to the increase in premises and equipment (See Average Balance, Interest and Average Yields and Rates).

Interest and Dividend Income. Interest and dividend income increased $183,000, or 17.9%, to $1,206,000 for the three months ended December 31, 2005 from $1,023,000 for the three months ended December 31, 2004. Part of the reason for the increase was an increase in interest rates, but there was an increase in interest-earning assets and a shift from lower-yielding investments to higher-yielding loans during the periods. Average interest-earning assets increased $4.0 million for the three months ended December 31, 2005, from the three months ended December 31, 2004. The average loans receivable balance increased $5.6 million from $61.9 million for the three months ended December 31, 2004, to $67.5 million for the three months ended December 31, 2005. The combination of the increase in the average balance and interest rates resulted in an increase in interest income from loans receivable of $171,000 for the three months ended December 31, 2005, from the three months ended December 31, 2004.

The biggest impact of higher interest rates was on federal funds sold. Management decided to invest funds available for investment, other than in loans, in federal funds sold due to the flat yield curve, anticipated higher interest rates and the lack of a desirable spread between the yield on investment securities and the cost of funds. The average outstanding balance in federal funds sold increased from $291,000 for the three months ended December 31, 2004, to $2.7 million for the three months ended December 31, 2005. The average yield on federal funds sold increased from 1.37% for the three months ended December 31, 2004, to 4.00% for the three months ended December 31, 2005. Interest income on federal funds sold increased from $1,000 for the three months ended December 31, 2004, to $27,000 for the three months ended December 31, 2005. The increase in interest income on federal funds sold offset the decrease in interest income on available-for-sale securities. The average balance in available-for-sale securities decreased $4.1 million from $17.6 million for the three months ended December 31, 2004, to $13.5 million for the three months ended December 31, 2005. Interest income on available-for-sale securities decreased $16,000 from $131,000 for the three months ended December 31, 2004, to $115,000 for the three months ended December 31, 2005.

Interest expense. Interest expense increased $218,000, or 71.5%, to $523,000 for the three months ended December 31, 2005, from $305,000 for the three months ended December 31, 2004. Interest expense was higher due to an increase in interest rates. In addition, there was an increase in the average balance of borrowings.

Interest expense on savings, NOW and money market deposit accounts increased $40,000 and interest expense on time deposits increased $114,000 for the three months ended December 31, 2005, compared to the three months ended December 31, 2004. The increase in the interest expense on deposits is primarily attributed to the recent increases in interest rates, but there was an increase in higher-costing time deposits. The cost of all interest-bearing deposits increased from 1.56% for the three months ended December 31, 2004, to 2.57% for the three months ended December 31, 2005. The average outstanding balance in time deposits increased $2.4 million from $31.6 million for the three months ended December 31, 2004, to $34.0 million for the three months ended December 31, 2005. The increase in the cost of interest-bearing deposits was partially offset by an increase in noninterest-bearing transaction deposit accounts. The average balance of noninterest-bearing transaction deposit accounts increased $878,000 from $4.1 million for the three months ended December 31, 2004, to $4.9 million for the three months ended December 31, 2005.

A combination of the increase in average outstanding balance in FHLB advances during the periods and higher interest rates resulted in an increase in interest expense on borrowings. Interest expense on FHLB advances increased $65,000 for the three months ended December 31, 2005, compared to the three months ended December 31, 2004. The average outstanding balance in FHLB advances increased $3.5 million, or 33.6%, from $10.6 million for the three months ended December 31, 2004, to $14.1 million for the three months ended December 31, 2005. The average cost of FHLB advances increased from 2.46% for the three months ended December 31, 2004, to 3.68% for the three months ended December 31, 2005.

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

The Bank recorded provisions for loan losses of $3,750 and $15,000 for the three months ended December 31, 2005 and 2004, respectively. The lower provision in 2005 compared to 2004 was based on historical losses and the overall quality of the loan portfolio. The provision increased the allowance for loan losses to an amount considered adequate by management based on current economic conditions, loan growth, changes in loan portfolio composition, historical loss experience, and a review of selected individual loans.

Noninterest Income. Noninterest income increased $20,000, or 19.9%, to $122,000 for the three months ended December 31, 2005, from $102,000 for the three months ended December 31, 2004. Charges and other fees on deposit accounts increased $14,000 between these periods and the amortization of mortgage servicing rights decreased $7,500. Deposit fee income is higher primarily because of the increase in the number of transaction accounts. The amortized expense of mortgage servicing rights decreased as principal repayments on loans serviced for others have slowed.

Noninterest expense. Noninterest expense increased $19,000, or 2.5%, from $760,000 for the three months ended December 31, 2004, to $779,000 for the three months ended December 31, 2005. The increase was attributed primarily to compensation and benefits, professional service fees and advertising. Compensation and benefits increased $7,000, or 1.5%, due increased compensation and additional staffing hired in anticipation of the new branch facility. Audit, legal and other professional service fees increased $9,000, or 28.0%, which is the result of increased costs associated with being a public company. Advertising expenses increased $10,000, or 69.7%, due to increased marketing efforts. The increases were partially offset by a decrease in other noninterest expense. Although data processing expense was also higher, this was offset by lower occupancy and equipment expense. This was due to certain expenses are now being included within data processing expense as oppose to occupancy and equipment expense.

Income Taxes. The Company recorded a credit for income taxes of $600 for the three months ended December 31, 2005, compared to a provision for income taxes of $6,600 for the three months ended December 31, 2004. The credit and low tax provision is due to the favorable tax impact of the investment in bank owned life insurance.

Average Balances, Interest and Average Yields and Rates

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. No tax equivalent adjustments were made. Non-accruing loans have been included in the table as loans carrying a zero yield. Interest-bearing liabilities include noninterest-bearing transaction accounts. The interest yield/rate on interest-bearing deposits in banks is impacted by the balance of uncollected funds and timing differences. Bank owned life insurance is not included in interest-earning assets.

	Three Months Ended December 31,
	2005			2004
	Average outstanding balance	Interest earned/ paid	Interest yield/ rate	Average outstanding balance	Interest earned/ paid	Interest yield/ rate
	(Dollars in Thousands)
INTEREST-EARNING ASSETS:
Deposits in banks (1)	$1,848	$1	0.22%	$2,030	$—	—%
Federal funds sold	2,703	27	4.00	291	1	1.37
Available-for-sale securities	13,523	115	3.40	17,577	131	2.98
Federal Home Loan Bank stock	799	6	3.00	627	4	2.55
Loans receivable (2)	67,491	1,057	6.26	61,884	886	5.73

TOTAL INTEREST-EARNING ASSETS	$86,364	$1,206	5.59%	$82,409	$1,022	4.96%

INTEREST-BEARING LIABILITIES
Demand (3)	$4,934	$—	—%	$4,056	$—	—%
Savings, NOW and money market	27,295	107	1.57	28,797	66	0.92
Time deposits	34,047	287	3.37	31,624	172	2.18
Federal funds purchased	—	—	—	687	2	1.16
Federal Home Loan Bank advances	14,118	130	3.68	10,571	65	2.46

TOTAL INTEREST-BEARING LIABILITIES	$80,394	$524	2.61%	$75,735	$305	1.61%

Net interest income		$682			$717

Net interest spread			2.98%			3.35%

Net earning assets	$5,970			$6,674

Net yield on average interest-earning assets			3.16%			3.48%
Average interest-earning assets to average interest-bearing liabilities	107.43%			108.81%

(1)	Includes non-interest bearing deposits in correspondent banks.

(2)	Includes loans held for sale and net of loans in process and deferred fees and credits.

(3)	Includes NOW deposits carrying a zero yield.

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

Commitments to originate loans are legally binding agreements to lend to the Bank’s customers. Loans-in-process represents funds committed to Bank’s customers on loans already originated that have not yet been disbursed. Letters of credit are conditional commitments issued by the Bank to guarantee the performance of the borrower to a third party. At December 31, 2005, commitments, which generally expire in 180 days or less, to originate adjustable-rate mortgage loans or fixed-rate balloon (in 5 years or less) mortgage loans for portfolio were approximately $543,000 and there were no commitments for fixed-rate mortgage loans. The Bank also had one consumer loan commitment (less than 30 days) in the amount of $5,500 and no commercial loan commitments at December 31, 2005. Related loans-in-process on construction and land development loans at December 31, 2005, totaled $5.3 million, of which $1.1 million is tied to the prime rate of interest and $4.2 million were fixed-rate construction loans that ranged from 4.50% to 7.50% with maturities of one year or less. Commitments on behalf of borrowers for unused home equity lines of credit approximated $4.0 million, expiring in seven years or less at December 31, 2005. Lines of credit secured by other real estate and non-real estate were approximately $1.5 million at December 31, 2005. All lines of credit are generally adjustable rate and tied to prime. Commitments on behalf of borrowers for outstanding letters of credit amounted to $174,000 at December 31, 2005.

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

The Bank’s actual and required capital amounts and ratios at December 31, 2005, are as follows:

	Actual		Minimum for Capital Adequacy		Required to be “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Stockholders’ equity of the Bank	$11,078
Unrealized loss on securities AFS, net	154

Tangible capital	$11,232	12.1%	$1,392	1.5%
Includable unrealized gain on equity securities available for sale, net	—
General valuation allowance	349

Total capital to risk-weighted assets	$11,581	19.0%	$4,874	8.0%	$6,093	10.0%

Tier 1 capital to risk-weighted assets	$11,232	18.4%	$2,437	4.0%	$3,656	6.0%

Tier 1 capital to total assets	$11,232	12.1%	$3,711	4.0%	$4,639	5.0%

Asset Quality

At December 31, 2005, there was one single-family real estate loan for $45,000 that was nonperforming and on nonaccrual status. This loan was also classified as substandard. Subsequent to December 31, 2005, this loan has paid off. There were no repossessed assets or property classified as real estate owned at December 31, 2005. At December 31, 2005, there was $798,000 of loans designated as special mention, including two single-family real estate loans totaling $79,000, three nonresidential real estate loans totaling $654,000, one home equity line of credit for $35,000, three vehicle loans totaling $29,000 and one unsecured consumer loan totaling $2,000 that were designated as special mention. There were no other loans, which were not currently classified as nonaccrual, 90 days past due, restructured, or known to have possible credit problems of borrowers.

Allowance for Loan Losses

At December 31, 2005, the allowance for loan losses was $363,750, or 0.55% of net loans receivable. Management believes that all known losses in the loan portfolio that are both probable and reasonable to estimate have been recorded as of each balance sheet date. The following is a summary of activity in the allowance for loan losses:

	Three Months Ended December 31,
	2005	2004
	(Unaudited)	(Unaudited)
Balance, beginning of period	$360,000	$300,000
Loan charge-offs	—	—
Loan recoveries	—	—
Provision charged to expense	3,750	15,000

Balance, end of period	$363,750	$315,000

CCSB FINANCIAL CORP.

ITEM 3 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was carried out as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s first quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CCSB FINANCIAL CORP.
(Registrant)

DATE: February 2, 2006	/s/ JOHN R. DAVIS
John R. Davis, Chairman, President, and
Chief Executive Officer (Principal Executive Officer)

DATE: February 2, 2006	/s/ MARIO USERA
Mario Usera, Executive Vice President, and
Chief Financial Officer (Principal Financial Officer)